Form 10-K
period 1994-01-29
COLLINS & AIKMAN GROUP INC
filed 1994-05-04
CIK 106998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
         (MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 29, 1994.
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                         Commission file number 1-6761

                          COLLINS & AIKMAN GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           38-1954600
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                   8320 UNIVERSITY EXECUTIVE PARK, SUITE 102
                        CHARLOTTE, NORTH CAROLINA 28262
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
           REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (704)
                                    548-2350
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                      NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                             ON WHICH REGISTERED
$2.50 Convertible Preferred Stock, Series A                          American Stock Exchange
15% Subordinated Notes due 1995                                      American Stock Exchange
                                                                     Pacific Stock Exchange*
11 3/8% Usable Subordinated Debentures due 1997                      American Stock Exchange
                                                                     Pacific Stock Exchange*
7 1/2%/10% Debentures due 2005                                       American Stock Exchange
                                                                     Pacific Stock Exchange*
11 7/8% Senior Subordinated Debentures due 2001                      American Stock Exchange
* Collins & Aikman Group, Inc. has applied to the Securities and Exchange Commission
  ("Commission") to have its debt securities removed from listing on the Pacific Stock
  Exchange ("PSE"). The PSE did not object to such application, which is currently pending before the Commission.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the $2.50 Convertible Preferred Stock, Series A held by nonaffiliates of the Registrant (based upon the closing price on the American Stock Exchange on May 2, 1994) was approximately $42,900,000.
     As of May 2, 1994, the number of outstanding shares of the Registrant's common stock, $0.10 par value, was 47,808,123 shares. Since April 13, 1989, all shares have been held by Collins & Aikman Holdings Corporation (formerly WCI Holdings Corporation).
                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

COLLINS & AIKMAN GROUP INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT INDEX

    Item  1.   Business, page 1.
    Item  2.   Properties, page 6.
    Item  3.   Legal Proceedings, page 6.
    Item  4.   Submission of Matters to a Vote of Security Holders, page 9.
    Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters, page 9.
    Item  6.   Selected Financial Data, page 10.
    Item  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations, page 11.
    Item  8.   Financial Statements and Supplementary Data, page 17.
    Item  9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, page 17.
    Item 10.   Directors and Executive Officers of the Registrant, page 18.
    Item 11.   Executive Compensation, page 21.
    Item 12.   Security Ownership of Certain Beneficial Owners and Management, page 30.
    Item 13.   Certain Relationships and Related Transactions, page 32.
    Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K, page 33.

                                     PART I
ITEM 1. BUSINESS
     Collins & Aikman Group, Inc. ("Group" or the "Company") (formerly Wickes Companies, Inc.) was incorporated in Delaware on March 17, 1971, and is the successor to a Michigan corporation called The Wickes Corporation, whose earliest predecessor company was established in 1854.
     On October 25, 1988, Group, Collins & Aikman Holdings II Corporation ("Holdings II") (formerly WCI Holdings II Corporation) and Collins & Aikman Holdings Corporation ("Holdings") (formerly WCI Holdings Corporation) entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Holdings acquired approximately 80% of the outstanding shares of the Company's common stock, par value $.01 per share (the "Common Stock") on December 8, 1988 following a tender offer. On April 13, 1989, a subsidiary of Holdings merged with and into Group (the "Merger"), and Group became a direct wholly owned subsidiary of Holdings. Holdings II and Holdings were formed for the purpose of acquiring the entire equity interest in Group. Holdings II is a Delaware corporation jointly owned by Blackstone Capital Partners L.P., a Delaware limited partnership ("Blackstone Partners"), and Wasserstein Perella Partners, L.P., a Delaware limited partnership ("WP Partners"), and their respective affiliates.
     Since the acquisition of Group by Holdings (the "1988 Acquisition"), the Company has divested 27 businesses for approximately $1,643 million. By the end of 1993, the Company had streamlined its operations into its three existing business segments. See Notes 4 and 16 to Consolidated Financial Statements.
     The Company is a leader in each of its three business segments: Automotive Products, the largest supplier of interior trim products to the North American automotive industry; Interior Furnishings, the largest manufacturer of residential upholstery fabrics in the U.S.; and Wallcoverings, the largest producer of residential wallcoverings in the U.S. For certain financial information regarding the Company's business segments, see Note 16 to Consolidated Financial Statements and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."
     All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.
AUTOMOTIVE PRODUCTS
GENERAL
     The Company is a leading designer and manufacturer of automotive products with 1993 net sales in this segment of $677.9 million. Automotive Products supplies four major interior trim products -- automotive seat fabric ("bodycloth"), molded floor carpets, accessory floor mats and luggage compartment liner -- and convertible top stacks. Automotive Products had 1993 net sales in these product lines of $537.8 million. Automotive Products has supplied interior trim products to the automotive industry for over 60 years. While some interior trim suppliers have sales volumes equivalent to or greater than that of the Company in a single product line, management believes that the Company sells a wider variety of interior trim products, has products on more vehicle lines and has a broader, more uniform sales penetration at foreign owned North American automotive production and assembly facilities ("Transplants") and
U. S. automotive equipment manufacturers (together with Transplants, "OEMs") than any of its competitors.
     The Company's sales are dependent on certain significant automotive customers. Sales to General Motors Corporation accounted for more than 10% of the Company's net sales in each of 1993, 1992 and 1991, and sales to Chrysler Corporation accounted for approximately 10% of the Company's net sales in each of 1993 and 1992.
     Automotive industry demand historically has been influenced by both cyclical factors and long-term growth trends. During the last three decades, the stock of U.S. light vehicles (passenger cars, pickups, mini vans and sports utility vehicles) grew at a 3.2% compound annual rate, and at a 2.4% compound annual rate since 1980. Since nearly all of the historic growth in the stock of light vehicles has been associated with increases in the
                                       1
driving age population and real per capita income, the Company anticipates that the fleet of light vehicles will continue to grow at rates consistent with these factors.
     Annual new car and truck sales historically have been cyclical. In the most recent cycle, U.S. light vehicle sales declined from an average of 15.4 million units per year in 1986-1988 to a low of 12.3 million units in 1991. Since late 1993, however, U.S. light vehicles sales have accelerated strongly, reflecting what management believes to be the early phase of a cyclical upturn. Cyclical upturns in the auto cycle generally have lasted three to five years.
PRODUCTS
     Automotive Products manufactures five principal products: automotive seat fabric, molded floor carpets, accessory floor mats, luggage compartment trim and convertible top stacks. Automotive Products also produces a variety of other automotive and nonautomotive products.
     AUTOMOTIVE SEAT FABRIC. Automotive Products manufactures a wide variety of bodycloth, including flat-wovens, velvets and knits. Automotive Products also laminates foam to bodycloth. In 1993, 1992 and 1991, Automotive Products had net sales of bodycloth of $218.4 million, $191.1 million and $189.8 million, respectively.
     MOLDED FLOOR CARPETS. Molded floor carpets includes polyethylene, barrier-backed and molded urethane underlay carpet. In the Company's automotive molded floor product line, it has developed a "foam-in-place" process to provide floor carpeting with enhanced acoustical and fit characteristics, resulting in a substantial gain in unit selling prices. In 1993, 1992 and 1991 net sales of molded floor carpets were $180.5 million, $173.1 million and $161.9 million, respectively.
     ACCESSORY FLOOR MATS. Automotive Products produces carpeted automotive accessory floor mats for both North American produced vehicles and imported vehicles. In 1993, management estimates that approximately 63% of all vehicles produced in North America included accessory mats as original equipment.
     LUGGAGE COMPARTMENT TRIM. Luggage compartment trim includes one-piece molded trunk systems and assemblies, wheelhouse covers, seatbacks, tireboard covers, center pan mats and other trunk trim products.
     CONVERTIBLE TOP STACKS. Automotive Products designs, manufactures and distributes convertible top stacks through its Dura Convertible Systems division ("Dura"). In October 1993, Dura began shipping its "Top-in-a-Box" product for Ford Motor Company's redesigned Mustang vehicle.
     OTHER. Automotive Products also produces a variety of other auto products, including die cuts for automotive interior trim applications, convertible power train units, headliner fabric, and roll goods for export and domestic consumption. Small volumes of certain products, such as residential floor mats, casket and tie linings and sliver knits, are sold to other commercial and industrial markets.
COMPETITION
     The automotive supply business is highly competitive. The primary competitor in bodycloth is Milliken & Company. The primary competitors in molded floor carpet are Masland Corporation and JPS Automotive Products Corp. In accessory floor mats, the Company competes primarily against Pretty Products Company. Automotive Products' primary competitors in luggage compartment trim are Masland Corporation and Gates Corporation. In convertible top stacks, Automotive Products competes primarily against American Sunroof Corporation.
     The Company principally competes for new business at the design stage of new models and upon the redesign of existing models. The Company is vulnerable to a decrease in demand for the models that generate the most sales for the Company, a failure to obtain purchase orders for new or redesigned models and pricing pressure from the major automotive companies.
                                       2

FACILITIES
     Automotive Products has 34 manufacturing, warehouse and other facilities located in the U.S., Canada and Mexico aggregating approximately 5.9 million square feet. The majority of these facilities are located in North Carolina, Ohio and Michigan and in Ontario and Quebec, Canada. Approximately 90% of the total square footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide just-in-time ("JIT") inventory delivery to the Company's customers.
INTERIOR FURNISHINGS
     Interior Furnishings designs and manufactures residential and commercial upholstery fabrics through its Decorative Fabrics group and high-end specified contract floorcoverings through its Floorcoverings group. In 1993, the Interior Furnishings segment had net sales of $407.2 million.
DECORATIVE FABRICS
     GENERAL. Interior Furnishings' Decorative Fabrics group is the largest designer and manufacturer of upholstery fabrics in the U.S. The Decorative Fabrics group had 1993 net sales of $313.6 million. Decorative Fabrics strives to be the preferred supplier of middle to high-end flat-woven upholstery fabrics to furniture manufacturers and fabric distributors. This group's primary division, Mastercraft, is the leading manufacturer of flat-woven upholstery fabrics. Management believes that Mastercraft has substantially more Jacquard looms and styling capacity dedicated to upholstery fabrics, and offers more patterns (approximately 14,000) in a greater range of price points than any of its competitors. The breadth and size of Mastercraft's manufacturing and design capabilities provide it with exceptional flexibility to respond to changing customer demands and to develop innovative product offerings. In order to accommodate anticipated growth, the Company recently initiated a plan to invest $85 million in Mastercraft between 1994 and 1998. Investment is targeted toward the purchase of high-speed looms to increase capacity and productivity, new electronic jacquard heads to reduce pattern changeover times, and computer monitoring systems to provide information about the manufacturing processes and to improve quality, productivity and capacity.
     The three primary types of upholstery fabric are flat-wovens, velvets and prints. Flat-woven fabrics are made in two major styles: Jacquard, which is produced on high-speed computerized looms capable of weaving intricate designs into the fabric, and Dobby, a plain fabric produced on standard looms. Demand for upholstery fabric generally varies with economic conditions, particularly sales of new and existing homes, and is directly associated with sales of upholstered furniture at the retail level. Shifts in consumer taste can also affect demand for upholstery fabric.
     PRODUCTS. Decorative Fabrics' four operating divisions are Mastercraft, Cavel, Warner and Greeff. Mastercraft and Cavel design and manufacture Jacquards, velvets and other woven fabrics for the furniture, interior design, commercial, recreational vehicle and industrial markets. Greeff and Warner design and distribute high-end designer fabrics to interior designers and specialty retailers in the U.S. and the U.K., respectively.
     Decorative Fabrics had net sales of flat-woven products in 1993, 1992 and 1991 of $268.9 million, $254.7 million and $214.5 million, respectively.
     CUSTOMERS. Decorative Fabrics is a primary supplier to virtually all major furniture manufacturers in the U.S., including La-Z-Boy, Ethan Allen, Thomasville, Flexsteel, Bassett, Broyhill, Baker, Henredon, Rowe and Robert Allen. Due to the breadth of its product offerings, strong design capabilities and superior customer service, the Company has developed close relationships with many of Decorative Fabrics' over 1,000 customers.
     Nearly all of Decorative Fabrics' products are made to customer order. This reduces the amount of raw material and finished goods inventory required and greatly reduces product returns, all of which improve profit margins.
     COMPETITION. The U.S. upholstery fabrics market is highly competitive. Manufacturers compete on the basis of design, quality, price and customer service. Decorative Fabrics' primary competitors include Quaker Fabric
                                       3

Corporation, Culp, Inc., Joan Fabrics Corp. and the Burlington House Upholstery Division of Burlington Industries, Inc.
     FACILITIES. Mastercraft operates four weaving plants and one finishing plant in North Carolina aggregating 1.1 million square feet, of which approximately 93% is owned and the remainder is leased. Cavel shares manufacturing capacity with Automotive Products at three plants in Roxboro, North Carolina. Greeff and Warner are designers and distributors, subcontracting all manufacturing.
FLOORCOVERINGS
     GENERAL. The Floorcoverings group of the Interior Furnishings segment is a leading producer of high-end specified contract carpeting products for institutional and commercial customers. In 1993 Floorcoverings had net sales of $93.6 million. Its principal products are six-foot wide rolls and modular carpet tiles. Floorcoverings produces virtually no product for inventory or for commodity markets.
     Since 1990, Floorcoverings has repositioned its product offerings, shedding those products in which it lacked either a low-cost position or proprietary product advantage. By focusing on areas of competitive advantage, Floorcoverings has prospered, notwithstanding a significant downturn in commercial construction and renovation, and increased its average selling price per square yard by over 13%.
     Management estimates that 70% of the Company's floorcoverings business is based on renovation rather than new construction projects. Historically, renovation activity has been significantly less cyclical than new construction. Also, approximately 60% of Floorcoverings' 1993 net sales were to institutional customers such as government, healthcare, and education facilities rather than to commercial market customers. Management believes that government, healthcare and educational customers are stable growth sectors.
     PRODUCTS. Floorcoverings' key competitive advantage in its principal products, six-foot wide rolls and modular carpet tiles, is its patented Powerbond RS(Register mark) adhesive technology, which has 14 years of patent protection remaining. Because the Powerbond RS(Register mark) system does not use wet adhesives, it permits the installation of floorcoverings directly on floor surfaces, including existing carpeting, with substantially reduced labor costs and without the fumes of conventional wet adhesives. This allows for less disruptive and less time-consuming installation and, for this reason, is particularly attractive to institutions such as schools and hospitals. In addition to reducing installation downtime for customers to as little as one day, management believes Floorcoverings' product exhibits demonstrably superior durability and cleaning characteristics ideally suited for high-traffic areas such as airline terminals and customers such as Discovery Zone and Blockbuster.
     COMPETITION. The commercial carpet industry is highly competitive, and several of Floorcoverings' competitors have substantially greater commercial carpet sales in the commodity segments of the industry, segments in which Floorcoverings does not compete. Floorcoverings' niche products have demanding specifications and generally cannot be manufactured using the equipment which currently supplies most of the industry's commodity products. The Company's primary competitors are Interface, Milliken & Company, Mohawk Industries and Shaw Industries, Inc.
     FACILITIES. Floorcoverings owns and operates four facilities in Dalton, Georgia aggregating approximately 630,000 square feet.
WALLCOVERINGS
GENERAL
     Wallcoverings, which operates under the name "Imperial", is a leading manufacturer and distributor of a full range of wallcoverings for the residential and commercial sectors of the wallcoverings market with 1993 net sales of $220.4 million. It is the only producer of wallcoverings in the U.S. that is fully integrated from paper production through design and distribution. In addition, management believes that Imperial has a competitive advantage due to its extensive in-house design expertise and licensing arrangements, its low cost, vertically-integrated manufacturing capability, and its advanced customer ordering and service network.
                                       4

     The wallcoverings industry experienced significant and consistent growth from the early 1980s through 1987. This growth resulted in part from increases in new construction starts and existing home sales, which peaked in 1986 to 1987. In addition, a one-time surge in demand created a new industry-wide layer of inventory as a result of the rapid growth of large in-stock retailers. Between 1983 and 1987, the industry's physical shipment volume increased from 137 million to 200 million rolls of wallpaper per year, a 9.9% annual growth rate. Between 1987 and 1990, the industry underwent a contraction, with volume declining dramatically from 200 million rolls in 1987 to 174 million rolls in 1990, a 4.5% annual decline. This resulted from a slowdown in the overall economy, particularly in the housing market, coupled with a reduction in inventory by overstocked retailers. From 1991 to 1993, the industry's physical shipment volume increased at a compound annual growth rate of 3.0%.
     The wallcoverings market can generally be divided into the residential and commercial sectors with the residential sector being the larger of the two sectors. Demand for wallcoverings is primarily influenced by levels of construction, renovation and remodeling. In addition to these cyclical factors, shifts in consumer taste between wallpaper and paint can be a factor. The two primary distribution channels within the residential sector of the wallcoverings market are independent retailers ("dealers") and retail chains.
     The industry contraction of the late 1980s and early 1990s left Imperial with unutilized manufacturing capacity, an oversized distribution network and excess product offerings. Between 1989 and 1992, Imperial implemented a comprehensive downsizing program designed to bring Imperial's high fixed-cost structure into better alignment with the changed industry environment. Imperial closed 22 showrooms and 12 warehouses and reduced fixed costs by nearly 15%. Imperial also substantially reduced the annual introduction rate of new collections and virtually eliminated its use of independent distributors in favor of exclusive captive distribution. This restructuring program improved manufacturing efficiencies, but it adversely affected sales and led to a reduction in shelf space and market share. As a result, Imperial's sales declined during 1992 and into 1993, despite what management now believes to have been a moderate upturn in industry conditions.
     A new management team installed in February 1993 determined that the reduction in new collections had been too severe. Accordingly, in late 1993, management instituted a second restructuring program to bolster its new product introduction rate through aggressive product design efforts. This product line renewal led to 62 collections being introduced in 1993 and 70 collections being planned for introduction in 1994, compared to 45 in 1992. Management is also broadening its selection of in-stock programs and improving its order fulfillment capabilities.
PRODUCTS
     Management believes Imperial has maintained its leading market position due to its competitive edge in color and design. Its in-house studio of approximately 35 artists represents a major strategic investment by Imperial which is supplemented by an active licensing program under which Imperial licenses proven designs from well-known designers. Imperial is continuously introducing new designs and color concepts that supplement its already vast library.
     Imperial offers a large number of well-known brand names, including Imperial, United, Sterling Prints, Katzenbach & Warren, Greeff, Albert Van Luit and Plexus. In addition to these in-house brands, Imperial licenses a number of well-known brand names, including Gear, Laura Ashley, Pfaltzgraff, Croscill, Mario Buatta, David and Dash, Louis Nichole, Clarence House and Carlton Varney, for which it converts home furnishing designs into wallcovering designs. Imperial also distributes the lines of John Wilman, Great Britain's largest wallcoverings designer and manufacturer.
     In recent years, there has been increasing demand for wallcoverings coordinated with decorative accessories such as window treatments, bedding, upholstery fabric and other textile products. To satisfy this demand from upscale home furnishings customers, Imperial provides fabrics, which it generally purchases outside the Company, that are coordinated with its wallcovering designs. Some of these fabrics are supplied by the Mastercraft and Greeff divisions of the Company.
                                       5

CUSTOMERS
     Dealers and chains account for the largest portion of Imperial's customer base. Management believes that the Company has the leading share in each of these distribution channels. Management believes that Imperial has the most extensive dealer network in the U.S., selling to approximately 15,000 dealers. Imperial also sells to many of the leading chains in the country, including Home Depot, Lowes, Sears, Sherwin Williams and Target.
COMPETITION
     Competition in the wallcoverings industry is based on design, price and customer service. Imperial's principal competitors are Borden, GenCorp, F.S. Schumacher and Seabrook Wallcoverings.
FACILITIES
     Imperial operates five manufacturing facilities in the United States and three in Canada, as well as three distribution centers in the United States aggregating 1.5 million square feet. Of this amount approximately 82% is owned and the remainder is leased, including the three U.S. distribution centers.
RAW MATERIALS
     Raw materials and other supplies used in the Company's operations are normally available from a variety of competing suppliers. The loss of a single or few suppliers would not have a material adverse effect on the Company. ENVIRONMENTAL MATTERS
     See "ITEM 3. LEGAL PROCEEDINGS -- Environmental Proceedings" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ENVIRONMENTAL MATTERS."
EMPLOYEES
     As of January 29, 1994, the Company's subsidiaries employed approximately 12,000 persons on a full-time or full-time equivalent basis. Approximately 2,200 of such employees are represented by labor unions. Management believes that the Company's relations with its employees and with the unions that represent certain of them are good.
ITEM 2. PROPERTIES
     For information concerning the principal physical properties of Group and its various operating divisions, see "ITEM 1. BUSINESS."
ITEM 3. LEGAL PROCEEDINGS
     Except as described below, Group and its subsidiaries are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.
     PREFERRED STOCK REDEMPTION LITIGATION. On August 2, 1991, a Fifth Consolidated Amended Complaint was filed in IN RE IVAN F. BOESKY SECURITIES LITIGATION (the "BOESKY action"), a multi-district litigation pending for pre-trial purposes in the United States District Court for the Southern District of New York. In essence, the complaint is an amalgam of numerous class action and individual claims against a variety of defendants relating principally to the activities of, among others, Ivan F. Boesky, Drexel Burnham Lambert Incorporated and Michael R. Milken. Among other things, the complaint alleges that these defendants and various named associates, along with Group and certain former officers and directors of Group, conspired to manipulate the price of the Common Stock in April 1986 for the purpose of triggering a redemption of outstanding preferred stock of Group issued in an April 24, 1985 public offering (the "Preferred Stock"). The complaint alleges claims for compensatory and punitive damages in unspecified amounts against Group and the individual Group-related defendants for fraud
                                       6
and deceit, breach of fiduciary duty, unjust enrichment and violations of
Section 25400 of the California Corporations Code. It does so on behalf of a certified class of persons and entities who, during the period of April 23, 1986 through June 2, 1986 redeemed, converted or sold shares of the Preferred Stock. The complaint also alleges numerous other claims not involving Group or its former officers and directors. The factual allegations in the complaint involving Group are substantially similar to the allegations set forth in CITRON
V. WICKES COMPANIES, INC., ET AL., AND WEINBERGER V. WICKES COMPANIES, INC., ET AL., two actions previously filed in the Superior Court of the State of California for the County of Los Angeles which have been stayed in favor of the BOESKY action.
     PREFERRED STOCK LITIGATION. On or about October 27, 1992, suit was filed in the United States District Court for the Central District of California against Holdings, Group and nine current or former officers and directors of Holdings and/or Group. The complaint, as amended, brought on behalf of a purported class of purchasers of preferred stock of Holdings and Group, alleged Federal securities law violations, state common law fraud and negligent misrepresentation in various Holdings and Group Forms 10-K and 10-Q issued during the period from December 1990 to December 1992. The complaint sought unspecified damages and costs. On January 3, 1994, the Court approved a Stipulation of Settlement pursuant to which Group agreed, in full settlement of the lawsuit, to make certain disclosures concerning the 11 7/8% Securities (as hereinafter defined) in certain of its Annual Report on Form 10-K and Quarterly Report on Form 10-Q filings and, under certain circumstances, a press release. In addition, Group reimbursed plaintiffs' counsel for attorneys' fees and expenses of $200,000.
     POF ARBITRATION. On or about May 26, 1992, Advanced Development & Engineering Centre ("ADEC"), a division of an indirect subsidiary of Group, filed a request for arbitration with the International Chamber of Commerce seeking a resolution of ADEC's dispute with the Pakistan Ordnance Factories Board ("POF") concerning ADEC's installation of a munitions facility in Pakistan for a purchase price of $26.5 million. ADEC alleges that POF violated the contract, among other things, by refusing to permit completion of a production run, which would have entitled ADEC to receive $2.65 million, the remaining unpaid portion of the purchase price under the contract. On August 6, 1992, POF filed a reply and counterclaim alleging that as a result of ADEC's alleged breach of the contract, POF's entire investment in the munitions facility was a loss. POF claims damages in excess of $30 million.
     DERIVATIVE LITIGATION. On or about March 19, 1993, a complaint was filed in the Supreme Court of the State of New York, County of New York, against Group, Blackstone Management Partners L.P. ("Blackstone Management"), Blackstone Partners, WP Partners (together with Blackstone Partners, "the Partners"), Wasserstein Perella & Co., Inc. ("WP & Co.") and six current or former directors and/or officers of Group, captioned GLINERT V. COLLINS & AIKMAN GROUP, INC., ET AL. That complaint, and an amendment dated April 13, 1994, alleged that the plaintiff brought the action derivatively on behalf of Group. Plaintiff alleged that the payment of certain fees by Group to its affiliates constitutes unfair self-dealing, a waste and spoilation of Group's assets and breach of contract. Plaintiff sought to have the defendants account to Group for any profits of Blackstone Management and WP & Co. and for any damages to Group as a result of the transactions alleged in the complaint. Plaintiff also sought to have a permanent injunction entered prohibiting the further payment of certain fees by Group to Blackstone Management and WP & Co. On April 13, 1994, plaintiff and defendants entered into a stipulation of settlement in full settlement of the lawsuit, and on April 28, 1994, the court entered a scheduling order calling for, among other things, a hearing on the final approval of the settlement on June 9, 1994. If the settlement is approved by the Court, after notice and a hearing, the Company, Blackstone Management and WP & Co. shall enter into an agreement relating to the provision of certain management, consulting and financial services to the Company (including services to be rendered for the $2.5 million in combined fees paid annually to each of Blackstone Management and WP & Co. and transactional services to be billed based on specified formulas). The Company shall appoint an ombudsman to review annually and challenge (if warranted) payments, and disputes shall be resolved by an arbitrator-expert. To the extent fees are paid to Blackstone Management, WP & Co. and their affiliates in the future in accordance with that agreement, such fees shall not be subject to objection or challenge by the Company or any preferred holder. The agreement also provides for a deferral or cessation of certain fees under certain circumstances. As part of the settlement, the Company on behalf of all the defendants shall pay plaintiffs' counsel fees and expenses as awarded by the Court up to $225,000.
                                       7

     In the opinion of the Company's management based on the facts presently known to it, the ultimate outcome of any of these legal proceedings will not have a material effect on the Company's consolidated financial condition or future results of operations.
ENVIRONMENTAL PROCEEDINGS
     DOUGLAS, MICHIGAN. On January 4, 1991, a complaint was filed in the Circuit Court for Allegan County, Michigan, captioned HAWORTH, INC. V. WICKES MANUFACTURING COMPANY (the "HAWORTH action"), in which Haworth, Inc. ("Haworth") alleges that predecessors of Wickes Manufacturing released environmental contaminants on property, now owned by Haworth, located in the Village of Douglas, Michigan. Haworth seeks a declaratory judgment that Wickes Manufacturing is liable for the alleged contamination of the site, indemnification for any costs incurred or to be incurred in connection with the alleged contamination, an affirmative injunction requiring Wickes Manufacturing to implement response actions at the site, damages in connection with alleged diminution in value of the subject property, and other damages, interest, and costs, all in unspecified amounts. Wickes Manufacturing has filed counterclaims against Haworth. On June 28, 1993, the Court entered an order granting Wickes Manufacturing's motion for summary disposition dismissing all of Haworth's claims against Wickes Manufacturing. On July 19, 1993, Haworth appealed the Court's order granting Wickes Manufacturing's motion for summary disposition. On October 22, 1993, a complaint was filed in the United States District Court for the Western District of Michigan, captioned HAWORTH, INC. V. WICKES MANUFACTURING COMPANY AND PARAMOUNT COMMUNICATIONS, INC. (the "Second HAWORTH action"). In the Second HAWORTH action, Haworth alleges federal and state law claims with respect to Wickes Manufacturing and Paramount Communications Inc. that are factually similar to the state law claims alleged in the HAWORTH action, and Haworth seeks relief similar to the relief it seeks in the HAWORTH action. The Michigan Department of Natural Resources, by letter dated December 20, 1989, notified Wickes Manufacturing pursuant to the Michigan Environmental Response Act that Wickes Manufacturing is potentially responsible for undertaking investigation and response actions to address contamination at the site involved in the HAWORTH action and its possible effect on the water supply of the Village of Douglas.
     NORTH SMITHFIELD, RHODE ISLAND. On May 23, 1988, a complaint was filed in the United States District Court for the District of Rhode Island, captioned UNITED STATES V. KAYSER-ROTH CORPORATION AND HYDRO-MANUFACTURING, INC. (the "STAMINA MILLS action"), in which the United States sought to recover response costs under The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") from Group's former Kayser-Roth Corporation subsidiary ("Kayser-Roth") and others in connection with a site formerly operated by Stamina Mills, Inc., a former subsidiary of Kayser-Roth, in North Smithfield, Rhode Island. In January 1990, the District Court held Kayser-Roth liable under CERCLA for all past and future response costs. By Amended Administrative Order issued June 4, 1991, the EPA directed Kayser-Roth to implement the remedies set forth in its Record of Decision issued September 18, 1990. Since the beginning of fiscal 1990 to date, Kayser-Roth has paid approximately $2.9 million for past response costs, prejudgment interest and remediation. Kayser-Roth is in the process of complying with the remainder of the order. Group has agreed to indemnify Kayser-Roth with respect to this matter.
     On March 14, 1991, Hydro-Manufacturing, Inc. ("Hydro") filed a complaint in the Providence County Superior Court for the State of Rhode Island captioned HYDRO-MANUFACTURING, INC. V. KAYSER-ROTH CORPORATION, alleging, among other things, that Hydro was compelled to submit to a Consent Decree in the STAMINA MILLS action whereby it agreed to transfer the site to the United States in order to limit Hydro's liability. Group has agreed to indemnify Kayser-Roth with respect to this matter. In this action, Hydro sought to recover from Kayser-Roth the alleged diminution in the site's value resulting from the site's contamination, legal fees and costs incurred in defending the STAMINA MILLS action, punitive damages, and other damages, interest and costs, all in unspecified amounts. On July 21, 1992, the Court entered an order dismissing the litigation. Hydro appealed the dismissal of the case to the Rhode Island Supreme Court. On April 19, 1994, the Rhode Island Supreme Court affirmed the lower court's order dismissing the litigation.
     MISCELLANEOUS ENVIRONMENTAL MATTERS. In addition to the judicial and administrative proceedings listed above, the Company also is legally or contractually responsible or alleged to be responsible for the investigation
                                       8
and remediation of contamination at various other sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. It is a normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in investigation or remediation at certain sites. These sites include, among others, the following: a site adjacent to a facility formerly operated by Wickes Manufacturing's former Bohn Heat Transfer division located at Beardstown, Illinois; a site formerly owned and operated by Wickes Manufacturing's alleged former Daybrook Ottawa division located at Bowling Green, Ohio; a site owned and formerly operated by Group located at Elmira, California; the Beaunit Corporation Superfund Site located near Fountain Inn, South Carolina; the Butterworth Landfill Superfund Site located at Grand Rapids, Michigan; the Distler farm landfill site located at Jefferson County, Kentucky; a site owned and formerly operated by Wickes Manufacturing's former Mechanical Components division located at Mancelona, Michigan; the Jadco Hughes Superfund Site located at North Belmont, North Carolina; the former Albert Van Luit plant site owned by a Group subsidiary located in North Hollywood, California; and the Stringfellow Superfund Site located at Riverside County, California. In the last three fiscal years, Group has paid approximately $5.5 million in the aggregate (excluding amounts paid in connection with the Stamina Mills action disclosed above) in connection with its various environmental sites. The majority of such costs have been incurred in connection with the Elmira, California and North Hollywood, California sites.
     In addition to the environmental sites and proceedings listed above, the Company is and has been a party or PRP at other sites and involved in other proceedings from time to time. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors. As of January 29, 1994, the Company has established reserves of approximately $30.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations.
     Group is seeking insurance coverage for a portion of the defense costs and liability it has incurred and may incur in connection with the environmental proceedings described above. Coverage issues have not been resolved. There can be no assurance that any coverage will be provided.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     None.
                                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS There no longer is a trading market for the Common Stock. Upon the consummation of the Merger on April 13, 1989, Holdings became the sole owner of all the Common Stock of Group.
     Group's bank loan agreements and indentures governing outstanding debt restrict the payment of dividends on its Common Stock. Since January 26, 1991, no dividends could be paid by Group to Holdings under the most restrictive provisions in the existing debt agreements of Group. Under these provisions, which are contained in the indenture, as amended, (the "11 7/8% Indenture"), pursuant to which the Company's 11 7/8% Senior Subordinated Debentures due 2001 (the "11 7/8% Securities") as of January 29, 1994, Group would have needed to earn an additional $866 million of consolidated net income (as defined in the
11 7/8% Indenture, as amended), in order to eliminate the deficit in its dividend capacity (assuming no change in the other factors used to determine Group's
                                       9
dividend capacity). Accordingly, Group does not expect to be permitted to pay dividends on its Common Stock during fiscal 1994 or in the foreseeable future beyond fiscal 1994, so long as the 11 7/8% Securities are outstanding. See "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 9 to Consolidated Financial Statements.
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial information for the Company at and for each of the five fiscal years indicated. The statements of operations and balance sheet data have been restated to reflect discontinued operations (see Note 4 to Consolidated Financial Statements). As a result of an acquisition in 1991, and the recognition of a cumulative adjustment in 1991 to adopt the accrual basis of accounting for postretirement benefits (see Notes 1 and 11 to Consolidated Financial Statements), the financial information set forth below is not comparable for the periods presented and should not be considered indicative of current or future operations or income.
     The following financial information should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

                                                 1993        1992 (A)        1991          1990          1989
                                                                        (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA
Net sales..................................   $1,305,517    $1,277,500    $1,184,316    $1,232,403    $1,276,442
Loss from continuing operations before
  income taxes (b).........................     (165,078)      (39,105)      (43,722)      (46,069)      (95,259)
Loss from continuing operations after
  income taxes.............................     (176,692)      (41,404)      (59,570)      (64,042)     (100,193)
Income (loss) before extraordinary
  items....................................     (292,291)     (271,253)      (93,901)     (130,830)       66,348
Net income (loss)(c).......................     (292,291)     (271,253)     (170,515)      (91,625)      233,858
BALANCE SHEET DATA (AT FISCAL YEAR END)
Working capital............................   $  319,730    $  325,375    $  174,580    $  235,382    $  351,791
Total assets...............................    1,540,210     1,813,181     2,000,595     2,132,644     2,561,954
Short-term debt (d)........................       29,711        70,433        55,643        14,091         8,428
Long-term obligations and redeemable
  preferred stock (e)......................      733,580       784,850       776,404       836,559     1,041,650
Stockholder's equity.......................      210,344       489,274       773,281       950,929     1,083,581

(a) 1992 included fifty-three weeks.
(b) 1992 and 1990 include restructuring costs of $10.0 million and $17.3 million, respectively. 1989 includes restructuring costs of $16.2 million. 1993 includes a goodwill write-down of $144.8 million and a $26.7 million charge related to the Holdings 1993 Employee Stock Option Plan.
(c) 1991 net loss is after the cumulative effect of the change in accounting principle for other postretirement benefits, net of tax of $0, of $87.6 million.
(d) Includes notes payable, current maturities of long-term debt and current portion of capital lease obligations.
(e) Long-term obligations includes long-term debt and noncurrent portion of capital lease obligations.
                                       10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with "ITEM 6. SELECTED FINANCIAL DATA" and the Consolidated Financial Statements of the Company and the notes thereto, included elsewhere in this Form 10-K.
RECENT DEVELOPMENTS
     On April 19, 1994, the Company's parent, Holdings, as part of a proposed recapitalization (the "Recapitalization"), filed a registration statement on Form S-2 covering the issuance by Holdings in a public offering of 20,000,000 shares of Holdings common stock.
     The Recapitalization, if effected, would result in (i) the defeasance and redemption or prepayment of substantially all outstanding debt of Holdings and its subsidiaries including the Company and (ii) the redemption of all outstanding preferred stock of the Company and Holdings. The sources of capital for the Recapitalization are proceeds of the public offering, cash on hand and amounts to be available under certain proposed new credit facilities (the "New Credit Facilities"). The New Credit Facilities will consist of (i) a Closing Date Term Loan Facility in an aggregate principal amount of $475 million with a term of eight years, (ii) a Delayed Draw Term Loan Facility in an aggregate principal of $25 million with a term of eight years and (iii) a Revolving Facility in an aggregate principal amount of up to $275 million with a term of seven years. These facilities will include various restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical for such facilities.
     In connection with the Recapitalization, Holdings II, currently the sole common stockholder of Holdings, will be merged into Holdings and Holdings will change its name to Collins & Aikman Corporation. Concurrently, the Company will be merged into its wholly-owned subsidiary, Collins & Aikman Corporation ("C&A Co."), which will change its name to C&A Products Co.
GENERAL
     After the 1988 Acquisition, the Company implemented a restructuring plan designed to focus on certain businesses in which it enjoyed a competitive advantage and to eliminate unnecessary corporate overhead. The Company divested 27 business units which in 1988 contributed 73% of net sales. The aggregate proceeds from these divestitures were $1,643 million, and enabled the Company to reduce total indebtedness from $1,862 million at October 29, 1988 to $763.1 million at the end of 1993. In addition, the Company reduced and consolidated corporate staffs. Throughout this period, the Company made substantial investments to enhance the competitive position of its three continuing business segments and to strengthen its position as a low-cost producer.
     The Company's continuing business segments consist of Automotive Products, Interior Furnishings and Wallcoverings. The Company's 1993 net sales were $1,305.5 million, with approximately $677.9 million (51.9%) in Automotive Products, $407.2 million (31.2%) in Interior Furnishings, and $220.4 million (16.9%) in Wallcoverings.
     The industries in which the Company competes are cyclical. Automotive Products is influenced by the level of North American vehicle production. Interior Furnishings is primarily influenced by the level of residential, institutional and commercial construction and renovation. Wallcoverings is also influenced by levels of construction and renovation and by the trends in home remodeling.
     During 1993, the Company disposed of several businesses and reclassified one subsidiary as a continuing business. Accordingly, the Company's 1993 financial statements reflect (i) the sale of the Company's Engineering Group,
(ii) the disposition of substantially all of the assets, and the settlement of substantially all the current liabilities, of the Company's Builders Emporium division ("Builders Emporium"), (iii) the sale of Kayser-Roth, and (iv) the decision to retain Dura. The results of the Engineering Group, Builders Emporium and Kayser-Roth are classified as discontinued operations for all periods. The results of Dura are now classified in Automotive Products and prior reporting periods have been restated to reflect Dura as a continuing operation. As
                                       11
a result of the foregoing, this discussion is not comparable to the previous discussions of the Company's operations. See Note 4 to Consolidated Financial Statements.
     The Company reclassified its industry segments during 1993 to realign its products based on primary customer groups. Businesses related to the automotive industry which were part of the Company's former Specialty Textiles segment have been reclassified as Automotive Products. The decorative fabrics and floorcoverings businesses have been reclassified as Interior Furnishings. Previously, the floorcovering business was part of the Specialty Textiles segment. Wallcoverings' products, which were previously part of the Home Furnishing segment, have been reclassified as Wallcoverings. Industry segment information has been restated for the years 1992 and 1991. See Note 16 to the Consolidated Financial Statements.
     The Company does not believe that inflation has had a material impact on sales or income during the three years ended January 29, 1994.
1993 COMPARED TO 1992
NET SALES
     Net sales increased 2.2% to $1,305.5 million in 1993 (a 52-week year) from $1,277.5 million in 1992 (a 53-week year). The overall increase in net sales reflected improvement in Automotive Products and Interior Furnishings offset by a decrease in net sales at Wallcoverings.
     Automotive Products' net sales increased 5.3% in 1993 to $677.9 million. Net sales growth increased, primarily during the second half of 1993, due to a number of factors. First, growth in the North American vehicle build accelerated due in part to increased production by the Transplants. Second, the Company won placement of its products on a number of new and existing vehicle lines in 1993. Third, the Company continued to benefit from increasing sales content per vehicle. These factors were offset by decreased demand for product for certain key models in the second quarter due to OEM production downtime during model changeovers.
     Interior Furnishings' net sales increased 3.9% in 1993 to $407.2 million. The increase in net sales was attributable to an industry-wide strengthening of furniture sales in 1993 (somewhat offset by an industry-wide decline in sales volume during the second quarter of 1993) and increased sales of the Company's patented Powerbond RS(Register mark) floorcovering products. Net sales increased by 5.6% at both Mastercraft, which represents 66.0% of Interior Furnishings' sales, and Floorcoverings due largely to volume increases.
     Wallcoverings' net sales decreased 8.9% in 1993 to $220.4 million. The decrease in sales was due primarily to the consolidation of certain product distribution channels and to Wallcoverings' downsizing program. In the fourth quarter, management responded to these reduced sales by aggressively rebuilding dealer shelf space. As a result, sample book placements in the dealer market increased.
OPERATING EXPENSES
     Total operating expenses were $1,386.4 million and $1,229.5 million in 1993 and 1992, respectively, including $38.8 million ($26.7 million of which was a one-time charge related to the Holdings 1993 Employee Stock Option Plan (the "1993 Plan")) and $24.0 million of unallocated corporate expenses, respectively. Operating expenses allocated to the Company's three business segments totaled $1,347.6 million and $1,205.5 million in 1993 and 1992, respectively. These operating expenses in 1993 included certain non-recurring charges relating to
(i) the write-down of goodwill in the amount of $144.8 million in the quarter ended October 30, 1993 and (ii) postretirement medical plan costs, which were $4.7 million higher, on an annual basis, than expected in future periods due to changes in plan provisions which became effective April 1, 1994. Operating expenses in 1992 included (i) $10.0 million of charges relating to Wallcoverings' downsizing program and (ii) postretirement medical plan costs, which were $5.0 million higher, on an annual basis, than expected in future periods due to changes in plan provisions which became effective April 1, 1994. See Notes 2 and 3 to the Consolidated Financial Statements.
     Excluding the goodwill write-down in 1993 and the restructuring charges in 1992, operating expenses allocated to the segments were $1,202.8 million or 92.1% of sales in 1993 compared to $1,195.5 million or 93.6% of
                                       12
sales in 1992. This 1.5 percentage point improvement is the result of the allocation of fixed costs over a larger sales volume, improved manufacturing productivity, and continuing cost reduction initiatives at both the operating and corporate level.
     At the end of the third quarter of 1993, the Company recorded a restructuring charge of $24.0 million, principally related to the write-down of certain surplus or under-utilized assets of the Automotive Products and Wallcoverings segments and to provide for the obsolescence of certain manufacturing processes as a result of shifts in customer demand. During the fourth quarter of 1993 management reevaluated its plan to restructure these manufacturing facilities. Based on changes in product mix and underlying improvement in certain of the Company's businesses, management has concluded that the assets and facilities identified previously can be utilized at a level of production that would not result in the impairment of the asset values. Accordingly, in the fourth quarter of 1993 management has revised its estimate and reversed these charges.
INTEREST EXPENSE
     Interest expense for continuing operations, net of interest income of $4.3 million in 1993 and $4.0 million in 1992, decreased to $84.2 million during 1993 compared to $87.1 million in 1992. Interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $107.9 million during 1993 compared to $114.4 million in 1992. The decrease in interest expense was due to the additional week in 1992 and a reduction in the Company's weighted average cost of borrowings.
INCOME TAXES
     In 1993 income taxes of $11.6 million consisted primarily of foreign and state taxes. This amount compared with $2.3 million in 1992.
DISCONTINUED OPERATIONS
     The Company's loss from discontinued operations was $115.6 million for 1993 and $229.8 million for 1992, including losses on disposals of $111.1 million and $184.0 million, respectively.
     The 1993 loss is primarily attributable to the $109.3 million additional charge arising from the Company's determination as of the end of the second quarter of 1993 that it would be unable to sell Builders Emporium as an ongoing entity. The 1992 loss reflected primarily the expected loss on the anticipated sale of Builders Emporium.
NET INCOME
     The combined effect of the foregoing resulted in a net loss of $292.3 million in 1993 compared to a net loss of $271.3 million in the prior year.
1992 COMPARED TO 1991
NET SALES
     Net sales increased 7.9% to $1,277.5 million in 1992 (a 53-week year) from $1,184.3 million in 1991 (a 52-week year).
     Automotive Products' net sales increased 5.5% to $643.8 million in 1992 from $610.3 million in 1991, reflecting the impact of a modest increase in the North American vehicle build as well as an improvement in Automotive Products' product mix. The molded carpet product line experienced the largest net sales increase.
     Interior Furnishings' net sales increased 16.3% to $391.8 million in 1992 from $336.8 million in 1991 principally due to two factors. First, 1992 net sales reflected the full year impact of the acquisition of Doblin, a manufacturer of high-end Jacquard fabric, in the third quarter of 1991, as well as substantial incremental net sales volume from, the full utilization of excess Doblin manufacturing capacity. Second, Floorcoverings' net sales increased 17.7%, which was primarily attributable to restyled product offerings.
                                       13

     Wallcoverings' net sales increased 2.0% to $241.9 million in 1992 from $237.2 million in 1991. The net sales increase reflected a combination of two offsetting factors. During the first quarter of 1992, the Company benefited from the increase in industry demand for wallcoverings. However, this increase was offset by reduced sales due primarily to Wallcoverings' efforts during 1992 to consolidate certain distribution channels and its downsizing program.
OPERATING EXPENSES
     Total operating expenses were $1,229.5 million and $1,140.4 million in 1992 and 1991, respectively, including $24.0 million and $25.8 million of unallocated corporate expenses. Operating expenses allocated to the Company's three business segments totaled $1,205.5 million and $1,114.5 million in 1992 and 1991, respectively. Operating expenses in 1992 included $10.0 million of restructuring costs. Prior to these charges, 1992 operating expenses allocated to the segments were $1,195.5 million or 93.6% of sales, versus $1,114.5 million or 94.1% of sales in 1991, representing a .5 percentage point improvement.
RESTRUCTURING CHARGES
     In 1992, the Company reevaluated the distribution methods as well as certain manufacturing and product lines in Wallcoverings. This reevaluation resulted in a restructuring charge of $10.0 million for the closure of certain manufacturing facilities. Of this amount, $2.7 million related to asset write-downs and $7.3 million related to the consolidation of Wallcoverings' operations.
INTEREST EXPENSE
     Interest expense for continuing operations, net of interest income of $4.0 million in 1992 and $6.9 million in 1991, decreased to $87.1 million during 1992 compared to $ 87.7 million in 1991. Interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $114.4 million during 1992 compared to $119.6 million in 1991 principally as a result of the reduction in the Company's weighted average cost of borrowings. INCOME TAXES
     The Company's 1992 income taxes of $2.3 million consisted primarily of foreign and state taxes. In 1991, income taxes of $15.8 million consisted of foreign and state taxes of $11.6 million and Federal income taxes of $4.2 million.
DISCONTINUED OPERATIONS
     As previously discussed, loss from discontinued operations, net of taxes and including loss on disposals, was $229.8 million in 1992 compared to the loss from discontinued operations of $34.3 million in 1991. The 1992 loss primarily reflected the expected loss on the anticipated sale of Builders Emporium. The 1991 loss was attributable to the discontinuation of the remaining businesses of Wickes Manufacturing.
EXTRAORDINARY ITEM AND CHANGE IN ACCOUNTING
     Gain on early retirement of indebtedness, net of taxes, was $10.9 million in 1991. See Note 9 to the Consolidated Financial Statements.
     The cumulative effect on prior years of the change in accounting for postretirement benefits other than pensions was $87.6 million in 1991. See Note 11 to the Consolidated Financial Statements.
NET INCOME
     The combined effect of the foregoing resulted in a net loss of $271.3 million in 1992 compared to a net loss of $170.5 million in 1991.
                                       14

LIQUIDITY AND CAPITAL RESOURCES
     At January 29, 1994, the Company had cash and cash equivalents totaling $78.4 million compared to $80.1 million at January 30, 1993. Included in cash and cash equivalents at January 29, 1994 was $8.6 million held by C&A Co. On April 27, 1994, Group received cash proceeds of $71.2 million, including accrued interest, from the repayment of the Kayser-Roth note referred to below.
     The Company's principal uses of liquidity for the next several years will be to fund principal and interest payments on its indebtedness, working capital and capital expenditures. The Company makes capital expenditures on a recurring basis for replacement and improvements. As of January 29, 1994, the Company had approximately $43.0 million in outstanding capital commitments. During 1994, the Company anticipates capital expenditures will exceed the annual expenditures made by its continuing businesses during 1993, 1992 and 1991, which were $44.9 million, $38.2 million and $38.9 million, respectively. This increase is due primarily to the acquisition of additional machinery and equipment to expand the productive capacity of Decorative Fabrics' Mastercraft division, as well as ongoing capital expenditures in each of the Company's three segments.
     The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. Management anticipates that the net cash requirements of its discontinued operations will be approximately $20.9 million during 1994. However, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that such needs can be adequately funded in 1994 by net cash provided by operating activities and by borrowings under bank credit facilities.
     From time to time, the Company evaluates acquisitions. In 1991 the Company acquired the Doblin Fabrics Division of Springs Industries. The Company expects to fund any future acquisitions with net cash provided by operating activities, borrowings under bank credit facilities or the issuance of securities.
     Net cash provided by the operating activities of the Company's continuing operations in 1993 was $28.0 million. If the Recapitalization is effected, the Company expects to have approximately $660.7 million of outstanding indebtedness and unused borrowing availability of approximately $121.3 million under the New Credit Facilities after giving effect to the Recapitalization. Management believes that, if the Recapitalization is effected, borrowings under the New Credit Facilities together with cash generated from operations will provide sufficient liquidity to meet cash requirements through 1994 and into the foreseeable future.
     As part of the Recapitalization as proposed, all the outstanding public debt and preferred stock of the Company and its subsidiaries would be defeased and redeemed. In addition, the C&A Co. Credit Agreement described below would be terminated and all borrowings thereunder would be prepaid.
     If the Recapitalization is not successful, management believes that the Company has sufficient liquidity to meet its cash requirements through 1994 and into 1995. To meet long-term cash requirements, the Company will require alternative financing or proceeds from asset sales. There can be no assurance as to the timing of any such financing or asset sales or the proceeds the Company could realize therefrom. Restrictions in existing debt agreements of the Company could limit the ability of the Company to effect future financings and asset sales.
     Since January 26, 1991, no additional cash dividends to Holdings have been permitted under the most restrictive provisions in the existing debt agreements of the Company. Under these provisions, which are contained in the 11 7/8% Indenture, as of January 29, 1994, Group would have needed to earn an additional $866.0 million of consolidated net income (as defined in the 11 7/8% Indenture) in order to eliminate the deficit in its dividend capacity (assuming no change in the other factors used to determine the Company's dividend capacity).
     As of January 29, 1994, the Company had total outstanding long-term indebtedness of $759.3 million (including the current portion of $25.9 million) at varying interest rates between 5% and 15% per annum. Annual cash interest expense on that indebtedness in 1994 will be approximately $87.2 million. At the end of 1992 and 1991, the Company had total outstanding indebtedness of $860.8 million and $859.2 million, respectively. Cash interest paid during 1993, 1992 and 1991 was approximately $101.5 million, $102.5 million and $112.6 million, respectively.
                                       15

     The maturities of long-term debt of the Company during 1994, 1995 and 1996 are $25.9 million, $170.9 million and $63.3 million, respectively. See Note 9 to Consolidated Financial Statements. Under the terms of the 11 7/8% Indenture, the Company is required to redeem $138 million aggregate principal amount of 11 7/8% Securities on each June 1 from 1993 through 2000 ("Mandatory Redemptions") and to repay the remaining outstanding 11 7/8% Securities at maturity on June 1, 2001. Under the terms of the 11 7/8% Indenture, if Adjusted Net Worth (as such term is defined in the 11 7/8% Indenture) is equal to or less than $700 million on the last day of any fiscal quarter (the "Minimum Equity Test"), the Company would be required to begin on the last day of the second fiscal quarter thereafter (unless the Minimum Equity Test is satisfied at the end of the intervening fiscal quarter) semi-annual redemptions ("Accelerated Redemptions") of $138 million aggregate principal amount of 11 7/8% Securities until all the 11 7/8% Securities are redeemed or until the Minimum Equity Test is again satisfied. The Company can reduce its obligation to make any cash Mandatory Redemption or Accelerated Redemption payment through the application of previously redeemed or purchased and canceled 11 7/8% Securities as permitted by the Indenture. The Company has previously delivered for cancellation $1,033 million in aggregate principal amount of 11 7/8% Securities, which are available for such purpose. The Company satisfied the Minimum Equity Test at the end of fiscal 1993. On that date, Adjusted Net Worth was $753.7 million. If the Company had not satisfied the Minimum Equity Test at that date and did not subsequently satisfy such test, the first cash redemption payment (after giving effect to credits for previously acquired 11 7/8% Securities) would be required at the end of the fiscal quarter ending January 1997. By comparison, if the Company continues to satisfy the Minimum Equity Test at all times or cures any failure of such test prior to any accelerated cash redemption payment becoming due, no cash redemption payment will be required until June 1, 2000.
     During 1993, the Company sold Kayser-Roth for approximately $170 million (subject to post-closing purchase price adjustment), including a $70 million senior unsecured bridge note. A portion of the proceeds were used to repay $66 million of borrowings under a Kayser-Roth credit facility. The Company's Engineering Group, which was discontinued in 1992, was sold during 1993 for approximately $51 million. Additionally, the Company has nearly completed the disposition of the real estate, inventory and other assets of its Builders Emporium home improvement retail chain which the Company discontinued at the end of 1992. During 1993, the Company used cash from the aforementioned sources and new borrowings of $76.1 million to repay $179.9 million of outstanding indebtedness. During 1992 and 1991, the Company expended $54.4 million and $182.8 million, respectively, for the reduction of indebtedness while incurring new indebtedness of $60.1 million and $157.6 million, respectively. On April 27, 1994, the Kayser-Roth note was repaid with accrued interest. The Company intends to use these cash proceeds of $71.2 million for general corporate purposes, including possibly the repurchase of a portion of its 15% Subordinated Notes due 1995 or other debt in open market or privately negotiated transactions.
     The Company's C&A Co. subsidiary consummated a $225 million credit agreement with a syndicate of banks on May 22, 1991 that expires on May 15, 1998 (the "C&A Co. Credit Agreement"). In 1993, C&A Co. made net principal repayments under the C&A Co. Credit Agreement of $54 million and paid Group dividends aggregating $30 million. Availability under the C&A Co. Credit Agreement is determined monthly based upon C&A Co.'s receivables balance. The C&A Co. Credit Agreement permits C&A Co. to pay additional dividends to Group only if C&A Co. satisfies a minimum liquidity requirement of $25 million and then limits the amount of total dividends to $175 million plus 90% (or 100% if certain specified ratios are met) of C&A Co.'s net income (excluding the impact of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions") subsequent to April 27, 1991. As of January 29, 1994, an additional $54.8 million was available to C&A Co. under the C&A Co. Credit Agreement. Although, as of that date, approximately $56 million of additional dividends could be paid to Group under the dividend restriction in the C&A Co. Credit Agreement, other financial covenants in the C&A Co. Credit Agreement would limit the amount of dividends to approximately $47 million. C&A Co. and its subsidiaries are separate corporate entities and the assets of C&A Co. and its subsidiaries are available first and foremost to satisfy the claims of the creditors of C&A Co. and such subsidiaries. At January 29, 1994, receivables and fixed assets pledged as collateral under the C&A Co. Credit Agreement aggregated approximately $168 million and $104 million, respectively.
                                       16

     The Company's Canadian subsidiaries have a bank demand line of credit that made available to them approximately $8.5 million at January 29, 1994, of which approximately $5.8 million was outstanding as of that date.
     The Company's Board of Directors has authorized expenditures for the voluntary repurchase from time to time of Group's outstanding publicly traded debt securities. During 1991, the Company repurchased publicly traded debt securities with a face value of approximately $160 million. The principal source of funds for the repurchase of publicly traded debt in 1991 was net proceeds from borrowings under the C&A Co. Credit Agreement. There were no repurchases of publicly traded debt during 1992 or 1993. Repurchases of publicly traded debt may be made from time to time through open market or privately negotiated transactions. The Company expects to fund any such additional repurchases out of the proceeds of the Kayser-Roth note referred to above, cash from operating activities or borrowings under existing or new lines of credit. Such repurchases may occur prior to the consummation of the proposed Recapitalization (which, if effected as proposed, would result in the defeasance and redemption of such debt) or at any other time, depending on market conditions, available cash and other factors that the Board of Directors of Group in its sole discretion deems relevant to the advisability of repurchasing publicly traded debt.
     For information regarding commitments and contingencies, see Note 17 to Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
     The Company is subject to increasingly stringent Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages related to on-site and off-site soil and groundwater contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of the business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or results of operations.
     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a PRP in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. It is a normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in investigation or remediation at certain sites. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors. As of January 29, 1994, the Company has established reserves of approximately $30.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. See "ITEM 3. LEGAL PROCEEDINGS -- Environmental Proceedings."
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See the Consolidated Financial Statements of Collins & Aikman Group, Inc. and subsidiaries included herein and listed on the Index to Financial Statements set forth in Item 14(a)(1) of this Form 10-K Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                       17

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
     The following is a list of the names and ages (as of April 28, 1994) of all the incumbent directors of the Company, indicating all other positions and offices with the Company held by each person, the date each such person was appointed a director and each such person's principal occupations and employment during the past five years. All such persons have been appointed to serve until their successors are elected, or until their earlier resignation or retirement. None of such directors is related to any executive officer or other director of the Company by blood, marriage or adoption. The directors are also directors of Holdings and Holdings II as well. The affiliations between the Company and WP Management, WP Group, WP & Co., the Blackstone Group and Blackstone (as such terms are defined below) are set forth below under "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Certain Affiliations".

                                                                       POSITIONS AND OFFICES HELD AND
                                                                    PRINCIPAL OCCUPATIONS AND EMPLOYMENT
NAME                                AGE    DIRECTOR SINCE                DURING THE PAST FIVE YEARS
David A. Stockman................   47     December 1988    Co-Chairman and Co-Chief Executive Officer since July
                                                              1993. General Partner of the Blackstone Group
                                                              Holdings L.P. (the "Blackstone Group"), which is
                                                              under common control with Blackstone Partners,
                                                              since 1988. Mr. Stockman is also a director of
                                                              Edward J. DeBartolo Corporation.
Bruce Wasserstein................   46     June 1992        Co-Chairman and Co-Chief Executive Officer since June
                                                              1992. Chairman and Chief Executive Officer,
                                                              Wasserstein Perella Management Partners, Inc. ("WP
                                                              Management") since June 1992; Chief Executive
                                                              Officer and Chairman or President, Wasserstein
                                                              Perella Group, Inc. ("WP Group") since 1988. Mr.
                                                              Wasserstein is Chairman of the Board of Maybelline,
                                                              Inc.
James R. Birle...................   58     December 1988    Co-Chairman and Co-Chief Executive Officer from May
                                                              1991 until July 1993. Co-Chairman and Chief
                                                              Executive Officer from December 1988 to May 1991;
                                                              General Partner of the Blackstone Group since 1988.
                                                              Mr. Birle is also a director of Connecticut Mutual
                                                              Life Insurance Co., Great Lakes Dredge & Dock
                                                              Corporation and Transtar, Inc.
Stephen A. Schwarzman............   47     December 1988    Co-Founding Partner of the Blackstone Group and
                                                              President and Chief Executive Officer of The
                                                              Blackstone Group L.P. ("Blackstone") since 1985.
                                                              Mr. Schwarzman is also a director of Great Lakes
                                                              Dredge & Dock Corporation and Transtar, Inc.

                                       18

                                                                       POSITIONS AND OFFICES HELD AND
                                                                    PRINCIPAL OCCUPATIONS AND EMPLOYMENT
NAME                                AGE    DIRECTOR SINCE                DURING THE PAST FIVE YEARS
Randall Weisenburger.............   35     August 1989      Vice Chairman since April 1994. Deputy Chairman from
                                                              July 1992 to April 1994; Managing Director of WP &
                                                              Co. since December 1993; Director of WP & Co. from
                                                              December 1992 to December 1993; Vice President of
                                                              WP & Co. from December 1989 to December 1992;
                                                              Associate of WP & Co. from 1988 to December 1989.
                                                              Mr. Weisenburger is also Vice Chairman of the Board
                                                              of Mabelline, Inc. and Chairman of the Yardley
                                                              Lentheric Group.
W. Townsend Ziebold, Jr..........   31     December 1992    Director of WP & Co. since December 1993; Vice-
                                                              President of WP & Co. from December 1991 to
                                                              December 1993; Associate of WP & Co. from 1988 to
                                                              December 1991. Mr. Ziebold is also a director of
                                                              Maybelline, Inc.

EXECUTIVE OFFICERS
     The following is a list of the names and ages (as of April 28, 1994) of all the executive officers of the Company, indicating all positions and offices with the Company held by each such person and each such person's principal occupations and employment during the past five years. All such persons hold office at the pleasure of the Company's Board of Directors.

                                                     POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS
NAME                                  AGE                 AND EMPLOYMENT DURING THE PAST FIVE YEARS
David A. Stockman..................   47    See description under "Directors" above.
Bruce Wasserstein..................   46    See description under "Directors" above.
Randall J. Weisenburger............   35    See description under "Directors" above.
William J. Brucchieri..............   51    President, Imperial Wallcoverings, Inc., a wholly owned subsidiary of
                                              C&A Co., a wholly owned subsidiary of the Company, since February
                                              1993 and named an executive officer of the Company for purposes hereof in April 1994. Executive Vice President of Imperial
                                              Wallcoverings, Inc. from March 1992 to January 1993. Executive Vice
                                              President of Mastercraft Division of C&A Co. from January 1990 to
                                              February 1992. Vice President, Operations of Mastercraft Division of
                                              C&A Co. from August 1989 to January 1990. Vice President,
                                              Administration and Control, Mastercraft Division of C&A Co., from
                                              January 1988 to July 1989.
Thomas E. Hannah...................   55    President and Chief Executive Officer of Collins & Aikman Textile and
                                              Wallcoverings Group, a division of C&A Co., a wholly owned subsidiary of the Company, since November 1991 and named an executive officer of the Company for purposes hereof in April 1993.
                                              President and Chief Executive Officer of the Collins & Aikman
                                              Textile Group from February 1989 to November 1991. President of
                                              Milliken & Company's Finished Apparel Division prior to that.

                                       19

                                                     POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS
NAME                                  AGE                 AND EMPLOYMENT DURING THE PAST FIVE YEARS
Andrew Major.......................   72    President of Collins & Aikman Decorative Fabrics Group, a division of
                                              C&A Co., a wholly owned subsidiary of the Company, since 1987, and named an executive officer of the Company for purposes hereof in
                                              April 1994.
John P. McNicholas.................   31    Vice Chairman since April 1994. Deputy Chairman from July 1992 to
                                              April 1994; Vice President of Blackstone Group from January 1992 to present; Associate of Blackstone Group from November 1990 to
                                              December 1991; Associate, Merchant Banking Group -- Merrill Lynch
                                              Capital Markets from August 1989 to November 1990. Graduate student,
                                              Darden School of Business Administration, University of Virginia in
                                              1989.
Paul W. Meeks......................   41    Vice President and Treasurer since September 1992. Assistant Treasurer from April 1988 to September 1992.
John D. Moose......................   57    President of Collins & Aikman North American Auto Group, a division of
                                              C&A Co., a wholly owned subsidiary of the Company, since June 1989, and named an executive officer of the Company for purposes hereof in
                                              April 1994. Executive Vice President, Marketing of Automotive
                                              Division of Automotive Division of C&A Co. prior to that.
Elizabeth R. Philipp...............   37    Executive Vice President, General Counsel and Secretary since April
                                              1994. Vice President, General Counsel and Secretary from April 1993 to April 1994; Vice President and General Counsel from September
                                              1990 to April 1993. Prior to that, associated with the law firm of
                                              Cravath, Swaine & Moore.
Mark O. Remissong..................   41    Senior Vice President and Chief Financial Officer of C&A Co., a wholly owned subsidiary of the Company, and an executive officer of the
                                              Company for purposes hereof since December 1993. Vice President of
                                              Finance for Burlington Industries from 1989 until December 1993.
Harry F. Schoen III................   58    President, Mastercraft Division of C&A Co., a wholly owned subsidiary of the Company, since January 1993 and named an executive officer of the Company for purposes hereof in April 1994. Executive Vice
                                              President and Chief Operating Officer of the Mastercraft Division of
                                              C&A Co. from April 1992 to December 1992. General Manager of
                                              Milliken & Company's Greige Fine Goods Group prior to that.

ITEM 11. EXECUTIVE COMPENSATION
     The following table sets forth certain information concerning the compensation for services rendered to the Company and its subsidiaries by (i) the Company's Co-Chairmen of the Board and Co-Chief Executive Officers, (ii) the Company's former Co-Chairman of the Board and Co-Chief Executive Officer (who resigned from such positions on July 20, 1993), (iii) the Company's four most highly compensated executive officers (other than the Co-Chief Executive Officers) who were serving as executive officers at the end of the fiscal year ended January 29, 1994 and whose total annual salary and bonus exceeded $100,000 and (iv) two former executive officers who would have been among the Company's four most highly compensated executive officers but for the fact that they were not serving as executive officers on January 29, 1994 (the individuals named in clauses (i) through (iv) being hereinafter referred to as the "named executive officers"). On April 1, 1993, Mr. Fenton's employment as an executive officer of the Company or any of its subsidiaries terminated. On January 28, 1994, Mr. Seelert ceased to be an executive officer of the Company due to the sale by the Company of its Kayser-Roth subsidiary. Mr. Seelert resigned from Kayser-Roth on January 28, 1994.
                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM COMPENSATION
                                                      ANNUAL COMPENSATION
                                                                         OTHER           AWARDS
           NAME AND                                                      ANNUAL        SECURITIES      PAYOUTS      ALL OTHER
           PRINCIPAL               YEAR     SALARY        BONUS       COMPENSATION     UNDERLYING       LTIP       COMPENSATION
           POSITION                (1)        ($)          ($)            ($)          OPTIONS (#)   PAYOUTS ($)       ($)
DAVID A. STOCKMAN                  1993      15,000(2)     0             0                 0             0             0
  Co-Chairman of                   1992      15,000(2)     0             0                 0             0             0
  the Board and                    1991      15,000(2)     0             0                 0             0             0
  Co-Chief
  Executive Officer
BRUCE WASSERSTEIN                  1993      15,000(2)     0             0                 0             0             0
  Co-Chairman of                   1992       7,500(2)(3)    0           0                 0             0             0
  the Board and                    1991       N/A         N/A           N/A               N/A           N/A           N/A
  Co-Chief Executive
  Officer
JAMES R. BIRLE                     1993      15,000(2)     0             0                 0             0             0
  Former Co-Chairman               1992      15,000(2)     0             0                 0             0             0
  of the Board and                 1991      15,000(2)     0             0                 0             0             0
  Former Co-Chief
  Executive Officer
THOMAS E. HANNAH                   1993     415,000      783,960                (4)      981,435      2,319,907(5)     19,481(6)
  President and CEO                1992     407,500      630,800                (4)        0             0             24,256
  of Collins & Aikman              1991     364,600        0                    (4)        0             0             28,500
  Textile and
  Wallcoverings Group
DAVID J. MCKITTRICK                1993     350,000      375,000(8)      244,667(9)        0             0             12,809(10)
  Vice Chairman and                1992     271,923(11)  175,000                (4)        0             0                914
  Chief Operating                  1991       N/A         N/A           N/A               N/A           N/A           N/A
  Officer (7)
PAUL W. MEEKS                      1993     125,833       42,000         153,465(12)      11,403          6,500(5)      4,836(13)
  Vice President and               1992     106,000       60,000                (4)        0             0              6,540
  Treasurer                        1991     100,000       52,000                (4)        0             0              2,035
ELIZABETH R. PHILIPP               1993     256,250      120,000                (4)       91,853         77,433(5)      9,838(14)
  Executive Vice                   1992     246,667      100,000                (4)        0             0             19,566
  President, General               1991     230,000       75,000                (4)        0             0              2,610
  Counsel and Secretary
ROBERT L. SEELERT                  1993     300,000        0                    (4)        0             0             11,683(15)
  Former President                 1992     300,000      150,000                (4)        0             0              3,501
  and CEO of                       1991     227,308(16)  150,000          91,545(17)       0             0             90,095
  Kayser-Roth
  Corporation, a
  former subsidiary
  of Group

                                       21

                                                                                        LONG TERM COMPENSATION
                                                      ANNUAL COMPENSATION
                                                                         OTHER           AWARDS
           NAME AND                                                      ANNUAL        SECURITIES      PAYOUTS      ALL OTHER
           PRINCIPAL               YEAR     SALARY        BONUS       COMPENSATION     UNDERLYING       LTIP       COMPENSATION
           POSITION                (1)        ($)          ($)            ($)          OPTIONS (#)   PAYOUTS ($)       ($)
ROBERT S. FENTON                   1993     162,211(18)    0                    (4)        0             69,737(5)     15,364(19)
  Former Vice                      1992     225,000      100,000                (4)        0             0            470,094
  President, Tax                   1991     206,250       63,000                (4)        0             0             19,469
  and Administration,
  and Secretary

 (1) The information given in this table is for the fiscal years indicated, not calendar years. 1993 indicates the fiscal year ended January 29, 1994. 1992 indicates the fiscal year ended January 30, 1993. 1991 indicates the fiscal year ended January 25, 1992.
 (2) Represents compensation for serving on the Board of Directors of the Company. Mr. Stockman, Mr. Wasserstein and Mr. Birle received no separate compensation during the years shown for serving as executive officers of the Company or any of its subsidiaries.
 (3) Mr. Wasserstein was elected as director and appointed Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company effective June 19, 1992. "N/A" appearing in the table opposite Mr. Wasserstein's name denotes not applicable, as it pertains to fiscal years in which Mr. Wasserstein held no positions with the Company or its subsidiaries.
 (4) Total perquisites for executive officer were less than the lesser of $50,000 or 10% of annual salary and bonus. Perquisites for an executive officer may, but do not necessarily, include reimbursement for any of the following expenses: car; financial planning; executive fitness; executive physicals and medical; luncheon club; and relocation.
 (5) The amounts for Mr. Hannah, Mr. Meeks and Ms. Philipp represent payouts in November 1993 under the Equity Share Plan, which was terminated in October 1993. In connection with such termination, certain conditions as to the vesting of awards to the following executive officers were modified: Mr. Hannah (approximately $464,000 of the amount shown as a payout was attributable to such modification); Mr. Meeks (the entire payout was attributable to such modification); and Ms. Philipps ($12,000 of the amount shown as a payout was attributable to such modification). The payout to Mr. Fenton was made in August 1993 based upon Mr. Fenton's vested interest in the Equity Share Plan as of April 1993 (the date at which Mr. Fenton ceased to be an executive officer of the Company or any of its subsidiaries).
 (6) Amount for fiscal 1993 consists of (i) C&A Co.'s contributions to the C&A Co. Profit Sharing Plan, a defined contribution plan (the "PSP"), in the amount of approximately $4,717, (ii) C&A Co.'s contributions to the non-qualified supplement to the PSP (the "SPSP") in the amount of approximately $5,699, (iii) premiums in the amount of $4,812 and $911 paid by C&A Co. for basic term life insurance and Accidental Death & Dismemberment life insurance ("AD&D life insurance"), respectively, under group life insurance policies and (iv) interest income in the amount of $3,342 in connection with a promissory note (bearing interest at the rate of 4% per annum and maturing April 1, 1993) which was given by C&A Co. to Mr. Hannah for a portion of his fiscal 1992 bonus.
 (7) Mr. McKittrick was appointed Vice Chairman and Chief Operating Officer on March 23, 1992. Prior to that date, Mr. McKittrick held no positions with the Company or its subsidiaries. "N/A" appearing in the table opposite Mr. McKittrick's name denotes not applicable, as it pertains to fiscal years in which Mr. McKittrick held no positions with the Company or its subsidiaries. Mr. McKittrick resigned as an executive officer of the Company and any of its subsidiaries on April 4, 1994, but continues to serve as principal financial and accounting officer with limited responsibilities for a transitional period. See "Employment Agreements".
                                       22

 (8) $200,000 of this amount represents the portion of Mr. McKittrick's phantom equity award vested during fiscal 1993. The vested amount is payable upon termination for reasons other than cause pursuant to his employment agreement. See "Employment Agreements".
 (9) Includes $228,204 reimbursement for relocation costs in connection with Mr. McKittrick's move to Group's headquarters in Charlotte, North Carolina, including gross-ups of relocation reimbursements to compensate the executive for incremental federal and state income taxes.
(10) Amount for fiscal 1993 consists of (i) Group's contributions to the PSP in the amount of approximately $4,717, (ii) Group's contributions to the SPSP in the amount of approximately $2,283, (iii) premiums in the amount of $4,057 and $645 paid by Group for basic term life insurance and AD&D life insurance, respectively, under group life insurance policies and (iv) interest income in the amount of $1,107 in connection with a promissory note (bearing interest at the rate of 4% per annum and maturing April 1,
     1993) which was given by Group to Mr. McKittrick for a portion of his fiscal 1992 bonus.
(11) Includes salary for the period from March 23, 1992 through January 30, 1993, the portion of fiscal year 1992 during which Mr. McKittrick was an executive officer of the Company.
(12) Includes $148,226 representing reimbursement for relocation costs in connection with Mr. Meeks' move to Group's headquarters in Charlotte, North Carolina, including gross-ups of relocation reimbursements to compensate the executive for incremental federal and state income taxes.
(13) Amount for fiscal 1993 consists of (i) Group's contributions to the PSP in the amount of approximately $3,912 and (ii) premiums in the amount of $828 and $96 paid by Group for basic term life insurance and AD&D life insurance, respectively, under group life insurance policies.
(14) Amount for fiscal 1993 consists of (i) Group's contributions to the PSP in the amount of approximately $4,717, (ii) Group's contributions to the SPSP in the amount of approximately $1,427, (iii) premiums in the amount of $2,958 and $343 paid by Group for basic term life insurance and AD&D life insurance, respectively, under group life insurance policies and (iv) interest income in the amount of $393 in connection with a promissory note (bearing interest at the rate of 4% per annum and maturing April 1, 1993) which was given by Group to Ms. Philipp for a portion of her fiscal 1992 bonus.
(15) Amount for fiscal 1993 consists of (i) Kayser-Roth's matching contributions to the 401(m) Kayser-Roth Corporation Employees' Savings Plan (the "K-R Savings Plan") in the amount of $4,500, (ii) premiums in the amount of $126 paid by Kayser-Roth for basic term life insurance and AD&D life insurance under group life insurance policies, (iii) interest income in the amount of approximately $955 in connection with a promissory note (bearing interest at the rate of 4% per annum and maturing April 1, 1993) which was given by Kayser-Roth to Mr. Seelert for a portion of his fiscal 1992 bonus and (iv) premiums in the amount of approximately $6,102 paid by Kayser-Roth for long term disability insurance. Mr. Seelert resigned on January 28, 1994 after the sale of Kayser-Roth.
(16) Includes salary for the period from May 1, 1991 through January 25, 1992, the portion of the fiscal year during which Mr. Seelert was employed by Kayser-Roth.
(17) Includes approximately $86,179 for relocation costs in connection with Mr. Seelert's move to Kayser-Roth's headquarters in Greensboro, North Carolina, including gross-ups of relocation reimbursements to compensate the executive for incremental federal and state income taxes.
(18) Mr. Fenton ceased to be an executive officer of the Company or any of its subsidiaries on April 1, 1993. However, Mr. Fenton continues to be employed by the Company (although not as an executive officer) pursuant to a new employment agreement. See "Employment Agreements".
(19) Amount for fiscal 1993 consists of (i) Group's contributions to the PSP in the amount of approximately $4,717, (ii) Group's contributions to the SPSP in the amount of approximately $1,877, (iii) Group's matching contributions to the Retirement Savings Plus Plan (the "RSPP") and payment in lieu of a contribution in 1993 to the non-qualified supplement to the RSPP (the "Supplemental RSPP") in the amounts of $1,363 and $1,948, respectively,
     (iv) premiums of $4,348 and $748 paid by Group for basic term life insurance and AD&D life insurance, respectively, under group life insurance policies and (v) interest income in the
                                       23
     amount of $363 in connection with a promissory note (bearing interest at the rate of 4% per annum and maturing April 1, 1993) which was given by Group to Mr. Fenton for a portion of his fiscal 1992 bonus. The RSPP was terminated on April 30, 1993 and account balances of continuing employees were rolled over into the PSP. The Supplemental RSPP was terminated and account balances were paid out.
OPTION GRANTS IN LAST FISCAL YEAR
     Shown below is further information on grants of stock options pursuant to the 1993 Plan for the fiscal year ended January 29, 1994, to the named executive officers. The 1993 Plan became effective as of January 28, 1994 (the "Effective Date") upon the approval by vote of the majority of common stock of Holdings ("Holdings Common Stock") in April 1994.

                      NUMBER OF                                                                    POTENTIAL REALIZABLE VALUE
                      SECURITIES       % OF TOTAL                                                  AT ASSUMED ANNUAL RATES OF
                      UNDERLYING     OPTIONS GRANTED   EXERCISE   MARKET PRICE                      STOCK PRICE APPRECIATION
                       OPTIONS        TO EMPLOYEES      PRICE      ON DATE OF    EXPIRATION           FOR OPTION TERM (2)
NAME                GRANTED (#)(1)   IN FISCAL 1993    ($ / SH)    GRANT (2)      DATE (3)                  5% ($)       10% ($)
                                                                                                0% ($)
David A. Stockman        0                  0           N/A          N/A            N/A          N/A          N/A          N/A
Bruce Wasserstein        0                  0           N/A          N/A            N/A          N/A          N/A          N/A
James R. Birle           0                  0           N/A          N/A            N/A          N/A          N/A          N/A
Thomas E. Hannah
(4)                     841,230            27.0          3.99         13.14        1/28/04     7,697,255   14,645,814   25,312,611
                        140,205             4.5          8.26         13.14        1/28/04       684,200    1,842,294    3,620,093
David J. McKittrick      0                  0           N/A          N/A            N/A          N/A          N/A          N/A
Paul W. Meeks (4)        11,403              .4          3.99         13.14        1/28/04       104,337      198,526      343,116
Elizabeth R.
Philipp (4)              83,508             2.7          3.99         13.14        1/28/04       764,098    1,453,874    2,512,756
                          8,345              .3          8.26         13.14        1/28/04        40,724      109,653      215,468
Robert L. Seelert        0                  0           N/A          N/A            N/A          N/A          N/A          N/A
Robert S. Fenton         0                  0           N/A          N/A            N/A          N/A          N/A          N/A

(1) Options granted under the 1993 Plan are subject to restrictions on transfer and exercise. No option granted may be exercised prior to the earlier of the closing of a Public Offering (as defined under the 1993 Plan) or the expiration of two years from the Effective Date, subject to acceleration in the event of a Change in Control of Holdings (as defined in the 1993 Plan) and subject to the authority of a duly authorized disinterested committee of the directors of Holdings (the "Committee"). The Committee may set a schedule of exercisability with regard to each option grant, may, at any time, accelerate the time at which all or any part of the options may be exercised and may waive any other conditions to exercise. In the event that a Public Offering does not occur with respect to Holdings by January 28, 1995 the Committee may amend or terminate the 1993 Plan and a participant's rights with respect to any options granted prior to such amendment or termination. Shares of Holdings Common Stock purchased upon exercise of an option may not be transferred for a period of two years following the Public Offering, or after such shorter time as the Committee may determine. In consideration of a grant of options an employee agrees not to engage, without the written consent of the Committee, in any Competitive Activity (as defined in the 1993 Plan) during the employee's employment and for one year following termination of employment. Additionally, in further consideration of such grant the employee agrees to fully discharge Holdings and various related entities from any and all claims, liabilities or obligations under a previously canceled benefits plan known as the Equity Share Plan, the termination of the Equity Share Plan or the creation of any new plan.
(2) The options specified hereunder were granted prior to an initial public offering. Consequently, the market price date of grant is equal to the estimated fair market value used by Group for accounting purposes to determine compensation expense related to the option grants.
(3) No option is exercisable after the expiration of ten years from the date of grant.
                                       24

(4) Stock options granted to the named individuals under the 1993 Plan vest in accordance with the following schedule, pursuant to the provisions of their individual grant agreements:
    (a) Mr. Hannah: 50% on June 1, 1995 and 50% on June 1, 1996
        (b) Mr. Meeks and Ms. Philipp: 40% on June 1, 1995 and 60% on June 1,
            1996
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
     Shown below is information with respect to the year-end value of unexercised options to purchase Holdings' Common Stock granted under the 1993 Plan to the named executive officers and held by them effective as of January 28, 1994.

                                                                     NUMBER OF SECURITIES
                                                                          UNDERLYING                 VALUE OF UNEXERCISED
                                                                     UNEXERCISED OPTIONS           IN-THE-MONEY-OPTIONS AT
                                  SHARES ACQUIRED     VALUE             AT FY-END (#)                     FY-END ($)
NAME                                ON EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
David A. Stockman                    0                 0           0                0              N/A              N/A
Bruce Wasserstein                    0                 0           0                0              N/A              N/A
James R. Birle                       0                 0           0                0              N/A              N/A
Thomas E. Hannah                     0                 0           0               841,230         N/A            7,697,255
                                     0                 0           0               140,205         N/A              684,200
David J. McKittrick                  0                 0           0                0              N/A              N/A
Paul W. Meeks                        0                 0           0                11,403         N/A              104,337
Elizabeth R. Philipp                 0                 0           0                83,508         N/A              764,098
                                     0                 0           0                 8,345         N/A               40,724
Robert L. Seelert                    0                 0           0                0              N/A              N/A
Robert S. Fenton                     0                 0           0                0              N/A              N/A

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE
     Messrs. Stockman, Wasserstein and Birle have never participated in and have not received and will not receive any benefits under the Pension Plan, the C&A Co. Plan, the C&A Co. Excess Benefit Plan or the C&A Co. SRIP Plan described below. See "Summary Compensation Table", footnote 2. Mr. Seelert has never participated in the Pension Plan, the C&A Co. Plan, the C&A Co. Excess Benefit Plan or the C&A Co. SRIP Plan. Mr. Seelert, prior to his resignation from Kayser-Roth, did participate in Kayser-Roth's Cash Balance Plan, but his entire interest was unvested and thus forfeited upon his resignation. Mr. Seelert has not received and will not receive any benefits under such Cash Balance Plan.
     PENSION PLAN. Certain current and former employees of the Company, including certain named executive officers, are entitled to monthly annuities commencing at age 65 under the Company's Salaried Employees' Pension Plan (the "Pension Plan"), which was terminated in 1985. All actual plan participants as of December 31, 1984 as a group will be entitled to benefits from the annuities purchased for them totaling $5,160,000 per year at age 65. The annual benefits of Messrs. McKittrick, Meeks, Hannah and Fenton and Ms. Philipp will be approximately $0, $1,100, $0, $3,600 and $0, respectively.
     C&A CO. PLAN. Provided certain eligibility requirements are met, at the end of each calendar month, pay credits are applied to a participant's account under the Collins & Aikman Corporation Employees' Pension Account Plan (the "C&A Co. Plan") based on the participant's length of credited service and compensation (as defined) during that month. For participants aged 50 or older, the monthly pay credit is based on either credited service and compensation or age and compensation, whichever results in the higher amount.
                                       25

     The following chart sets forth how pay credits are determined under the C&A Co. Plan:

                                                   PERCENTAGE OF
                                               COMPENSATION USED TO
                                               DETERMINE PAY CREDITS
                                                UP TO
                                                 1/3        OVER 1/3
         ELIGIBILITY REQUIREMENT               OF THE        OF THE
YEARS OF                                        S.S.          S.S.
CREDITED SERVICE      OR          AGE         WAGE BASE     WAGE BASE
less than 10                 less than 50         2.5%          4.5%
10 - 14                      50 - 54              3.0%          5.5%
15 - 19                      55 - 59              4.0%          6.5%
20 - 24                      60 - 64              5.0%          8.0%
25 or more                   65 or more           6.0%         10.0%

     The dollar amounts that result from these percentages are added together and the total is the pay credit for the month.
     In addition, interest credits are applied each month to the account balance. Participants make no contributions to the C&A Co. Plan. Employer contributions are 100% vested after five years of service or at age 65, whichever is earlier, and may vest under certain other circumstances as set forth in the C&A Co. Plan. The estimated annual benefits payable upon retirement at normal retirement age under the C&A Co. Plan for Messrs. McKittrick, Meeks, Hannah and Fenton and Ms. Philipp are $2,600, $13,600, $8,200, $16,900 and $11,000, respectively. Participants in the C&A Co. Plan have the option, however, of receiving the value of their vested account in a lump sum following termination of employment.
     C&A CO. EXCESS PLAN. The Excess Benefit Plan of Collins & Aikman Corporation (the "C&A Co. Excess Plan") works in conjunction with the C&A Co. Plan (which is described above) and provides to the employee any benefit which the C&A Co. Plan would have provided but for certain legal limitations under the Employee Retirement Income Security Act of 1974 and Internal Revenue Service regulations. The pay credits and interest credits are determined as described with respect to the C&A Co. Plan as if no legal limitations existed, and then this plan provides any benefit which is in excess of the benefit provided under the C&A Co. Plan. The estimated annual benefits payable upon retirement at normal retirement age under the C&A Co. Excess Plan for Messrs. McKittrick, Meeks, Hannah, and Fenton and Ms. Philipp are $3,000, $0, $24,700, $100, and $2,200, respectively.
     C&A CO. SRIP. Participation in the Collins & Aikman Corporation Supplemental Retirement Income Plan (the "C&A Co. SRIP") is solely at the discretion of the Board of Directors of C&A Co. and is extended to a select group of key executives. The plan provides a participating employee with a retirement benefit at age 62. A target benefit is first calculated for each employee based on Total Annual Compensation (final base salary plus the average of the bonuses paid for the last three fiscal years) and years of service at retirement. The benefit payable from the C&A Co. SRIP is determined as the excess of the target benefit over any pension benefits payable from Social Security and any other retirement plans sponsored by C&A Co. An employee does not become vested in a benefit until reaching age 62.
                                       26

     The following table shows, for specified compensation/years of service classifications, the hypothetical annual target benefits under the C&A Co. SRIP for employees retiring at age 65, assuming that the retiring participant elects a single life annuity.
                               PENSION PLAN TABLE

TOTAL ANNUAL                                  YEARS OF SERVICE
COMPENSATION        10           15           20           25           30           35
 $  100,000      $  42,000    $  51,000    $  60,000    $  60,000    $  60,000    $  60,000
    125,000         52,500       63,750       75,000       75,000       75,000       75,000
    150,000         63,000       76,500       90,000       90,000       90,000       90,000
    175,000         73,500       89,250      105,000      105,000      105,000      105,000
    200,000         84,000      102,000      120,000      120,000      120,000      120,000
    225,000         94,500      114,750      135,000      135,000      135,000      135,000
    250,000        105,000      127,500      150,000      150,000      150,000      150,000
    275,000        115,500      140,250      165,000      165,000      165,000      165,000
    300,000        126,000      153,000      180,000      180,000      180,000      180,000
    400,000        168,000      204,000      240,000      240,000      240,000      240,000
    450,000        189,000      229,500      270,000      270,000      270,000      270,000
    500,000        210,000      255,000      300,000      300,000      300,000      300,000
    600,000        252,000      306,000      360,000      360,000      360,000      360,000
    700,000        294,000      357,000      420,000      420,000      420,000      420,000
    800,000        336,000      408,000      480,000      480,000      480,000      480,000
    900,000        378,000      459,000      540,000      540,000      540,000      540,000
  1,000,000        420,000      510,000      600,000      600,000      600,000      600,000

     Mr. Hannah is the only named executive officer participating in this plan. He currently has five years of plan service, and at age 65, he will have an estimated 14 years, 5 months of plan service.
EMPLOYMENT AGREEMENTS
     In June 1989, the Company entered into an employment agreement (the "Original Agreement") with Mr. Fenton at an initial base salary of $200,000 per year. In the event of involuntary termination for reasons other than cause, the Original Agreement provided for severance benefits equal to two times annual base compensation. On December 30, 1992, Mr. Fenton was notified that his employment with the Company and its subsidiaries pursuant to the Original Agreement was being involuntarily terminated without cause effective April 1, 1993. Mr. Fenton ceased to be an executive officer of the Company or any of its subsidiaries on April 1, 1993. Mr. Fenton's severance in the amount of $450,000 pursuant to the Original Agreement is being paid in periodic installments which commenced after April 1, 1993.
     In addition, Mr. Fenton entered into an employment agreement with the Company dated as of February 25, 1993 (as amended, the "New Agreement") which provides for his employment with the Company for a term commencing April 1, 1993 and ending April 1, 1995. During the term of the New Agreement, Mr. Fenton will work on such special projects as may be assigned to him from time to time at an annual base salary of $150,000 for his first year of employment thereunder and $75,000 for his second year of employment thereunder; provided, that, upon the Company's prior approval, any services rendered by Mr. Fenton in excess of 1000 hours during his first year of employment and 500 hours during his second year of employment will be separately compensated for at the rate of $200 per hour. The New Agreement provides that Mr. Fenton's employment will not be involuntarily terminated without cause.
     In July 1990, the Company entered into an employment agreement with Ms. Philipp at an initial base salary of $225,000 per year with a minimum cash bonus equal to 30% of base salary for the first year of employment. The initial term of the agreement commenced September 1990 and ended January 30, 1993, with automatic one
                                       27
year renewals thereafter. In the event of involuntary termination for reasons other than cause, including the Company's failure to renew the agreement, any requirement that Ms. Philipp's office be relocated or any change in control (as defined), the agreement provides for severance benefits equal to Ms. Philipp's base salary then in effect for a period of one year from the termination date plus the pro rata portion of any cash bonuses she would have received had she been employed for the entire fiscal year.
     In May 1991, Kayser-Roth entered into an employment agreement with Mr. Seelert at an initial base salary of $300,000 per year with minimum cash bonuses of $150,000 per year for fiscal 1991 and fiscal 1992. The initial term of the agreement expired May 1, 1993, but was extended until May 1, 1994. In the event of involuntary termination for reasons other than cause, the agreement provides for severance benefits equal to his base salary then in effect plus his minimum bonus for the entire remaining portion of his term of employment. Following the sale of Kayser-Roth by Group, Mr. Seelert resigned on January 28, 1994.
     In March 1992, the Company entered into an employment agreement with Mr. McKittrick, which was amended as of April 1994. The agreement, as amended, provides for an initial base salary of $350,000 per year and a cash bonus of not less than $87,500 for the six months ending July 30, 1994. Pursuant to the agreement, as amended, Mr. McKittrick ceased to be Vice Chairman and Chief Operating Officer on April 4, 1994 and became principal financial and accounting officer with limited responsibilities for a transitional period. The term of the agreement, as amended, ends July 30, 1994, unless extended by written agreement of the parties. In the event of termination for reasons other than cause prior to the expiration of the term of employment (other than a voluntary termination by Mr. McKittrick prior to July 1, 1994), the agreement provides for payment of
(i) base salary then in effect for the remaining portion of the term of employment (or, in the case of a voluntary termination, until the termination date) plus (ii) a pro rata portion of $87,500 (representing the cash bonus for the current period). In addition, in the event of termination for reasons other than cause (including for this purpose the expiration of the term of employment), the agreement, as amended, also provides for payment of (i) the amount of $17,000 as a retirement severance benefit in addition to the value of Mr. McKittrick's vested accounts under the PSP and C&A Co. Plan plus (ii) any amount payable with respect to Mr. McKittrick's phantom equity award. Mr. McKittrick's award, which was made pursuant to his employment agreement with the Company, represents phantom equity in Holdings in the amount of $1,000,000 and vests at the rate of $200,000 per year, with cliff vesting for the first two years and continuous vesting thereafter (provided Mr. McKittrick does not voluntarily terminate his employment prior to July 1, 1994). Upon the termination of Mr. McKittrick's employment without cause, Mr. McKittrick will receive the vested portion of his phantom equity.
     In July 1992, C&A Co. entered into an employment agreement with Mr. Hannah, which was amended as of February 1994. The agreement, as amended, provides for an initial base salary of $525,000 and participation in any executive bonus plan, with a target bonus of 75% of base salary then in effect up to a maximum of 150% of base salary. The agreement expires January 31, 1997, with automatic one year renewals thereafter unless C&A Co. notifies Mr. Hannah prior to that time of its intention to terminate the agreement. In the event of involuntary termination for reasons other than cause and other than a change of control, the agreement provides for severance benefits equal to Mr. Hannah's base salary then in effect for a period of one year from the termination date plus any unpaid cash bonus for the prior fiscal year and a pro rata portion of any bonus he would have received had he been employed for the entire fiscal year. C&A Co. also entered into a letter agreement with Mr. Hannah in May 1991 pursuant to which Mr. Hannah is entitled to receive an amount equal to two times his base salary then in effect in the event his employment is terminated by C&A Co. within three months prior to or one year following a change of control (as defined) of C&A Co.
     In August 1992, Group entered into a letter agreement with Mr. Meeks pursuant to which Mr. Meeks became an officer of Group at an initial base salary of $125,000 per year. Mr. Meeks' employment is on an "at will" basis and may be terminated by Mr. Meeks or Group at any time. The letter agreement provides that Mr. Meeks is eligible for benefits under the Group severance policy in existence at the date of the letter agreement (the "Existing Severance Policy") for a period of 24 months following a change of control (as defined) of Group. The Existing Severance Policy generally provides for 1.5 weeks of base salary per year of service, with a minimum of 12 weeks and a maximum of 39 weeks. After 24 months following a change of control, Mr. Meeks will be eligible for severance benefits under such policy as may be effective at that time within the then current
                                       28
organization for persons who may be reasonably considered to have positions comparable to Mr. Meeks' at that time. If, as a result of a change of control or other organizational change, a position is offered to Mr. Meeks that is not reasonably comparable to his then current position, Mr. Meeks has the option of terminating his employment with severance benefit eligibility per the Existing Severance Policy.
COMPENSATION OF DIRECTORS
     Each director of the Company (or the Partner who designates such director to the Board of Directors) receives an annual fee of $15,000, payable quarterly, for serving as a director. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Certain Agreements" and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Company's Compensation Committee is currently comprised of Mr. Stockman, Co-Chairman of the Board and Co-Chief Executive Officer of the Company, and Mr. Weisenburger, Deputy Chairman of the Company. Prior to July 20, 1993, the Company's Compensation Committee was comprised of Mr. Birle, who was at that time Co-Chairman of the Board and Co-Chief Executive Officer, and Mr. Weisenburger. None of Mr. Stockman, Mr. Weisenburger or Mr. Birle is separately compensated for serving as an executive officer of the Company or any of its subsidiaries. Mr. Stockman (after July 20, 1993), Mr. Birle (through July 20,
1993) and Mr. Weisenburger deliberated during the last completed fiscal year concerning compensation of executive officers of the Company who are separately compensated for serving as executive officers of the Company. None of the executive officers of the Company who are separately compensated for serving as executive officers of the Company serve as directors of the Company or serve on the Compensation Committee of the Company.
     Messrs. Birle and Stockman are general partners of Blackstone Group, Blackstone Management and Blackstone Management Associates L.P. ("Blackstone Associates"). Mr. Weisenburger is a Managing Director of WP & Co., which is a subsidiary of WP Group. WP Group formed WP Partners. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Certain Affiliations."
     Group has agreed to pay to each of Blackstone Management and WP & Co. or their affiliates an annual operating management fee of $1 million. This fee was paid upon the consummation of the Merger and, thereafter, on each subsequent anniversary of the consummation of the tender offer in which Holdings acquired its shares of the Company's Common Stock. Also, effective April 1, 1990, the Company agreed to pay to each of Blackstone Management and WP & Co. or their affiliates an annual management and financial advisory services fee of $1.5 million, payable quarterly in advance. Group also reimburses Blackstone Management and WP & Co. or their affiliates for out-of-pocket expenses in connection with their management.
     The Board of Directors of the Company has authorized the investment by the Company from time to time of amounts not to exceed $5 million in a short-term investment fund to which Blackrock Financial Management L.P. serves as investment advisor. Blackrock Financial Management L.P., an affiliate of Blackstone, charges annual management fees equal to .3% of the amount invested, plus nominal out of pocket expenses. Since the beginning of fiscal 1993, the Company has paid to Blackrock Financial Management L.P. fees of approximately $7,000.
     Since the beginning of fiscal 1993, in connection with the divestiture of the Engineering Group, Group has paid divestiture fees (i) to Blackstone Management in the amount of approximately $512,500 and (ii) to WP & Co. and WP Partners in an aggregate amount of $512,500. Since the beginning of fiscal 1993, in connection with the consummation of two credit agreements by Group's former subsidiary, Kayser-Roth, Group has paid fees (i) to Blackstone Management in the amount of $375,000 and (ii) to WP & Co. and WP Partners in an aggregate amount of $375,000. Since the beginning of fiscal 1993, Group has paid $1,394,000 to each of Blackstone Management and WP & Co. or their affiliates in connection with the divestiture of Kayser-Roth.
     In September 1993, Blackstone entered into an agreement with Group to provide advisory services and assistance in connection with the sale or disposition by Group of Builders Emporium. The agreement provides for
                                       29
reimbursement of out-of-pocket expenses plus payment of fees to be paid by Group to Blackstone of (i) $100,000 per fiscal month, commencing with the fiscal month ending September 25, 1993 and ending with the fiscal month ending January 29, 1994 and (ii) $100,000 for the fiscal quarter commencing January 30, 1994 and ending April 30, 1994. Since the beginning of fiscal 1993, Group has paid $600,000 under this agreement. In addition, Blackstone negotiated with Arkaid Incorporated, a real estate consultant ("Arkaid"), to receive 20% of the incentive fees payable to Arkaid by the Company in connection with the resolution of lease liabilities of Builders Emporium. Since the beginning of fiscal 1993, no such incentive fees have been accrued or paid to Arkaid.
     Wasserstein Perella Securities, Inc. ("WP Securities"), a wholly owned subsidiary of WP Group, has acted, and may in the future act, as agent for the Company in the purchase from time to time of the Company's debt securities, although no amounts have been paid or accrued to WP Securities for this purpose since the beginning of fiscal 1993.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Set forth in the table below is certain information as of April 28, 1994, regarding the beneficial ownership of voting securities of the Company by persons who are known to the Company to own beneficially more than 5% of the Company's voting stock.

                                              NAME AND ADDRESS                    AMOUNT AND NATURE       PERCENT OF
TITLE OF CLASS                              OF BENEFICIAL OWNER                OF BENEFICIAL OWNERSHIP      CLASS
Common Stock..................  Collins & Aikman Holdings Corporation                    47,808,123(1)       100.00%
                                  8320 University Executive Park
                                  Suite 102
                                  Charlotte, North Carolina 28262
                                Collins & Aikman Holdings II                             47,808,123(1)       100.00%
                                  Corporation
                                  8320 University Executive Park
                                  Suite 102
                                  Charlotte, North Carolina 28262
                                Blackstone Capital Partners L.P.                         47,808,123(1)       100.00%
                                  118 North Bedford Road
                                  Suite 300
                                  Mount Kisco, New York 10549
                                Wasserstein Perella Partners, L.P.                       47,808,123(1)       100.00%
                                  31 West 52nd Street
                                  New York, New York 10019

(1) See "Certain Affiliations" below.
SECURITY OWNERSHIP OF MANAGEMENT
     Executive officers and directors of the Company as a group (15 persons) beneficially own: (i) no shares of Common Stock; (ii) no shares of the Company's $2.50 Convertible Preferred Stock, Series A, par value $.10 per share (the "Series A Preferred Stock"); (iii) no shares of the Company's 15 1/2% Junior Cumulative Exchangeable Redeemable Preferred Stock, par value $0.10 per share ("Intermediate Preferred Stock"); (iv) no shares of the 15 1/2% Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share (the "Merger Preferred Stock"), of Holdings; and (v) no shares of Holdings Common Stock. For further information regarding the securities ownership of the directors of the Company, see "Certain Affiliations" below.
     Messrs. Birle, Stockman, Wasserstein, McKittrick, Meeks, Hannah and Seelert and Ms. Philipp beneficially own the following securities of the Company and
Holdings: (i) no shares of Common Stock; (ii) no shares of Series A Preferred Stock; (iii) no shares of Intermediate Preferred Stock; (iv) no shares of Merger Preferred Stock; and (v) no shares of Holdings Common Stock. For further information regarding the securities ownership of Messrs. Birle, Stockman and Wasserstein, see "Certain Affiliations" below. Mr. Fenton beneficially owns the following securities of the Company and Holdings: (i) no shares of Common Stock;
(ii) no shares of Series A
                                       30

Preferred Stock; (iii) no shares of Intermediate Preferred Stock; (iv) 11 shares of Merger Preferred Stock (less than 1% of this class); and (v) no shares of Holdings Common Stock.
CERTAIN AFFILIATIONS
     Blackstone Partners is a Delaware limited partnership formed in 1987 for the purpose of, among other things, (i) committing capital to facilitate corporate restructuring, leveraged buyouts, bridge financings and other investments and (ii) capitalizing affiliates which will engage in investment and merchant banking activities. The sole general partner of Blackstone Partners is Blackstone Associates, a Delaware limited partnership, whose general partners include Messrs. Birle, Schwarzman and Stockman. At present, the business of Blackstone Associates consists of performing the function of, and serving as, the general partner of certain limited partnerships, including Blackstone Partners. Messrs. Birle, Schwarzman and Stockman are also general partners of Blackstone Management.
     WP Partners is a Delaware limited partnership, the general partner of which is WP Management. Mr. Wasserstein is Chairman and Chief Executive Officer of WP Management and of WP Group. WP Partners was formed by WP Group for the purpose of participating in merchant banking activities, including committing capital to the organization and consummation of leveraged buyout transactions. WP Management and WP Group are both Delaware corporations. WP Management is engaged in managing WP Partners. WP Group is an international private advisory and merchant banking firm. The principal subsidiary of WP Group is WP & Co., an international investment banking firm.
     Holdings and Holdings II are both Delaware corporations formed on September 21, 1988, in connection with the tender offer for the Common Stock and the Merger. The presently outstanding 35,035,000 shares of Holdings Common Stock are all owned by Holdings II. Each of Blackstone Partners and WP Partners owns one-half of the 204,502 shares of common stock, par value $1.00 per share, that constitute the only outstanding voting stock of Holdings II. WP Partners and Blackstone Partners and certain of their affiliates own the outstanding Class A common stock of Holdings II, shares of which have no voting power but otherwise are identical to the common stock of Holdings II.
     No director of the Company beneficially owns any shares of Common Stock, Series A Preferred Stock or Intermediate Preferred Stock. In addition, no director beneficially owns any shares of any class of equity securities of Holdings. Messrs. Birle, Schwarzman and Stockman, in their capacities as general partners of Blackstone Associates, collectively share with all the general partners of Blackstone Associates the power to vote and to dispose of 102,251 shares of the outstanding voting common stock of Holdings II (representing 50% of such class of stock) and the power to dispose of 10,250 shares of the outstanding non-voting Class A common stock of Holdings II (representing approximately 22.5% of such class of stock). Similarly, Messrs. Wasserstein, Weisenburger and Ziebold, in their capacities as executive officers or officers of WP Group, may be deemed to have the power to vote and to dispose of 102,251 shares of the outstanding voting common stock of Holdings II (representing 50% of such class of stock) and the power to dispose of 19,625 shares of the outstanding non-voting Class A common stock of Holdings II (representing approximately 43.1% of such class of stock). For purposes of this filing under the Securities Exchange Act of 1934, as amended, Messrs. Birle, Schwarzman and Stockman, on the one hand, and Messrs. Wasserstein, Weisenburger and Ziebold, on the other hand, may be deemed to be beneficial owners, respectively, of such securities; however, each of Messrs. Birle, Schwarzman, Stockman, Wasserstein, Weisenburger and Ziebold expressly disclaims such beneficial ownership of any equity securities of Holdings II.
CERTAIN AGREEMENTS
     Blackstone Partners, WP Partners, Holdings II and Holdings have entered into a Stockholders Agreement, as amended (the "Stockholders Agreement") relating to the corporate governance, management and ownership of Holdings II and its subsidiaries. Among other things, the Stockholders Agreement provides that Blackstone Partners and WP Partners each shall designate one-half of the directors of Holdings II, Holdings and the Company.
                                       31

The Stockholders Agreement also places limitations on the redemption, purchase and transfer of any equity securities of Holdings II or its subsidiaries.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     This Item calls for the information required by Item 404 of Regulation S-K. Pursuant to Instruction 1 to Item 404 of Regulation S-K, no information need be given in response to Item 404 as to any compensation or transaction reported in response to Item 402 of Regulation S-K. The compensation or transactions that would otherwise be required hereunder are set forth under "ITEM 11. EXECUTIVE COMPENSATION -- Compensation Committee Interlocks and Insider Participation" pursuant to Item 402(j) of Regulation S-K and as such are not required to be set forth under this ITEM 13.
     For a description of the relationships of the Company's directors with any of Blackstone Group, Blackstone Partners, Blackstone Management, WP Partners, WP & Co. or WP Management, see "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" and "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Certain Affiliations" above.
                                       32

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                           PAGE
                                                                                                          NUMBER
(A)(1)   INDEX TO FINANCIAL STATEMENTS.
         COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
             Report of Independent Public Accountants..................................................     F-1
             Consolidated Statements of Operations for the fiscal years ended January 29, 1994, January
              30, 1993 and January 25, 1992............................................................     F-2
             Consolidated Balance Sheets at January 29, 1994 and January 30, 1993......................     F-3
             Consolidated Statements of Other Paid in Capital for the fiscal years ended January 29,
              1994, January 30, 1993 and January 25, 1992..............................................     F-4
             Consolidated Statements of Accumulated Deficit for the fiscal years ended January 29,
              1994, January 30, 1993 and January 25, 1992..............................................     F-4
             Consolidated Statements of Cash Flows for the fiscal years ended January 29, 1994, January
              30, 1993 and January 25, 1992............................................................     F-5
             Notes to Consolidated Financial Statements................................................     F-6
(A)(2)   INDEX OF FINANCIAL SCHEDULES.
             Report of Independent Public Accountants on Schedules.....................................     S-1
             Schedule III-Condensed Financial Information of the Registrant............................     S-2
             Schedule VIII-Valuation and Qualifying Accounts...........................................     S-5
             Schedule IX-Short-Term Borrowings.........................................................     S-6
             Schedule X-Supplementary Statements of Operations Information.............................     S-7

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the consolidated financial statements or notes thereto.
(A)(3)    EXHIBITS.
     Please note that in the following description of exhibits, the title of any document entered into, or filing made, prior to and in some cases on July 15, 1992 reflects the name of the entity a party thereto or filing, as the case may be, AT SUCH TIME. Accordingly, documents and filings described below may refer to WCI Holdings II Corporation, WCI Holdings Corporation or Wickes Companies, Inc., if such documents and filings were made prior to and in some cases on July 15, 1992.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
           3.1          --  Restated Certificate of Incorporation of Collins & Aikman Group, Inc.
           3.2          --  By-Laws of Collins & Aikman Group, Inc.
           3.3          --  Certificate of Merger merging WCI Acquisition Corporation, a Delaware corporation, with and into Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.), a Delaware corporation, is hereby incorporated by reference to Exhibit 3.3 of Wickes Companies, Inc.'s
                            Report on Form 10-K for the fiscal year ended January 28, 1989 (SEC File No. 1-6761).
           3.4          --  Certificate of Correction Filed to Correct Certain Errors in the Certificate of Merger
                            merging WCI Acquisition Corporation with and into Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 3.4 of Wickes
                            Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 27, 1990.

                                       33

         EXHIBIT
         NUMBER                                                     DESCRIPTION
           4.1          --  Specimen certificate representing the 15 1/2% Junior Cumulative Exchangeable Redeemable
                            Preferred Stock of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.1 of Wickes Companies, Inc.'s Report on Form
                            10-K for the fiscal year ended January 28, 1989 (SEC File No. 1-6761).
           4.2          --  Specimen certificate of Common Stock, par value $0.10 per share, of Collins & Aikman Group,
                            Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit
                            4(a) of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 30,
                            1988 (SEC File No. 1-6761).
           4.3          --  Indenture dated as of January 26, 1985, pursuant to which 7 1/2%/10% Debentures due 2005 of
                            Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit T3-C of Wickes Companies, Inc.'s Application for
                            Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3, as amended, dated January 2, 1985 (SEC File No. 22-13520).
           4.4          --  Indenture dated as of May 1, 1985, pursuant to which 11 3/8% Usable Subordinated Debentures due 1997 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(f) of Wickes Companies, Inc.'s
                            Current Report on Form 8-K dated May 21, 1985 (SEC File No. 1-6761).
           4.5          --  Indenture dated as of May 1, 1985, pursuant to which 15% Subordinated Notes due 1995 of
                            Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(g) of Wickes Companies, Inc.'s Current Report on
                            Form 8-K dated May 21, 1985 (SEC File No. 1-6761).
           4.6          --  Indenture dated as of June 1, 1986, pursuant to which 11 7/8% Senior Subordinated
                            Debentures due 2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.)
                            were issued is hereby incorporated by reference to Exhibit 4 to Amendment No. 3 to Wickes
                            Companies, Inc.'s Registration Statement on Form S-3 (Registration No. 33-4401) filed June
                            5, 1986.
           4.7          --  First Supplemental Indenture dated as of January 29, 1993, by and between Collins & Aikman
                            Group, Inc. and Bank One, Columbus, NA regarding 11 7/8% Senior Subordinated Debentures due
                            2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.11 of Collins & Aikman Group Inc.'s Report on Form
                            10-K for the fiscal year ended January 30, 1993.
           4.8          --  Second Supplemental Indenture dated as of January 29, 1993, by and between Collins & Aikman
                            Group, Inc. and Bank One, Columbus, NA regarding 11 7/8% Senior Subordinated Debentures due
                            2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.12 of Collins & Aikman Group Inc.'s Report on Form
                            10-K for the fiscal year ended January 30, 1993.
           4.9          --  Second Amendment and Restatement of Credit Agreement dated as of April 8, 1994, among
                            Collins & Aikman Group, Inc. and Continental Bank, N.A., Individually and as Issuing Bank.
           4.10         --  Credit Agreement dated as of May 15, 1991, among Collins & Aikman Corporation, certain subsidiaries of Collins & Aikman Corporation, the financial institutions party thereto and
                            Continental Bank N.A., as Agent,is hereby incorporated by reference to Exhibit 4.18 of
                            Wickes Companies, Inc.'s Report on Form 10-Q for the quarter ended April 27, 1991.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
           4.11         --  First Amendment to Credit Agreement dated as of March 11, 1992, among Collins & Aikman
                            Corporation, certain subsidiaries of Collins & Aikman Corporation, the financial institutions party thereto and Continental Bank N.A., as Agent, is hereby incorporated by reference to Exhibit 4.21 of Wickes Companies Inc. Report on Form 10-K for the fiscal year ended January 25, 1992.
                            Collins & Aikman Group, Inc. agrees to furnish to the Commission upon request in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Collins & Aikman Group, Inc. or any of its subsidiaries, which debt does not exceed 10% of the total assets of Collins & Aikman Group, Inc. and its subsidiaries on a consolidated basis.
          10.1          --  Stockholders Agreement dated as of December 6, 1988, among Blackstone Capital Partners
                            L.P., Wasserstein Perella Partners, L.P., WCI Holdings II Corporation, WCI Holdings
                            Corporation and WCI Acquisition Corporation is hereby incorporated by reference to Exhibit
                            10.1 of the Registration Statement on Form S-4 of WCI Holdings Corporation and Wickes
                            Companies, Inc. (Registration No. 33-27143) filed February 22, 1989.
          10.2          --  Amendment No.1 to Stockholders Agreement dated as of May 1, 1992 to Stockholders Agreement dated as of December 6, 1988, among Blackstone Capital Partners L.P., Wasserstein Perella
                            Partners, L.P., Collins & Aikman Holdings II Corporation, Collins & Aikman Holdings
                            Corporation, and Collins & Aikman Group, Inc. is hereby incorporated by reference to
                            Exhibit 10.5 of Collins & Aikman Group, Inc.'s Report on Form 10-Q for the quarter ended
                            October 24, 1992.
          10.3          --  Employment Agreements dated as of June 16, 1989 between Wickes Companies, Inc. and certain executive officers is hereby incorporated by reference to Exhibit 10.1 of Wickes Companies,
                            Inc.'s Report on Form 10-K for the fiscal year ended January 27, 1990.*
          10.4          --  First Amendment to Employment Agreements dated as of March 20, 1990 between Wickes
                            Companies, Inc. and certain executive officers is hereby incorporated by reference to
                            Exhibit 10.2 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended
                            January 27, 1990.*
          10.5          --  Employment Agreement dated as of July 18, 1990 between Wickes Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies,
                            Inc.'s Report on Form 10-K for the fiscal year ended January 26, 1991.*
          10.6          --  Agreement dated as of February 25, 1993 and First Amendment dated as of March 29, 1993 between Collins & Aikman Group, Inc. and a former executive officer is hereby incorporated by reference to Exhibit 10.8 of Collins & Aikman Group Inc.'s Report on Form 10-K for the
                            fiscal year ended January 30, 1993.*
          10.7          --  Employment Agreement dated as of May 1, 1991 between Kayser-Roth Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman
                            Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.*
          10.8          --  First Amendment to Employment Agreement dated as of May 1, 1991 between Kayser-Roth
                            Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of
                            Collins & Aikman Group, Inc.'s Report on Form 10-Q for the quarter ended July 31, 1993.*

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.
                                        35

         EXHIBIT
         NUMBER                                                     DESCRIPTION
          10.9          --  Letter Agreement dated as of May 16, 1991 and Employment Agreement dated as of July 22,
                            1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Group Inc.'s Report on Form 10-K for the
                            fiscal year ended January 30, 1993.*
          10.10         --  First Amendment to Employment Agreement dated as of February 24, 1994 between Collins &
                            Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit
                            10.7 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation
                            (File No. 33-53179) filed April 19, 1994.*
          10.11         --  Letter Agreements dated as of May 16, 1991 between Collins & Aikman Corporation and certain executive officers is hereby incorporated by reference to Exhibit 10.14 of the Registration
                            Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed
                            April 19, 1994.*
          10.12         --  Employment Agreement dated as of February 1, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.15 of the
                            Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No.
                            33-53179) filed April 19, 1994.*
          10.13         --  Agreement dated as of March 23, 1992 between Collins & Aikman Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Group
                            Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.*
          10.14         --  First Amendment to Agreement dated as of April 4, 1994 between Collins & Aikman Group, Inc.
                            and an executive officer.*
          10.15         --  Employment Agreement dated as of April 27, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.16 of the Registration
                            Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed
                            April 19, 1994.*
          10.16         --  Letter Agreement dated as of August 12, 1992 between Collins & Aikman Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman
                            Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.*
          10.17         --  Employment Agreement dated as of March 1, 1993 between Imperial Wallcoverings, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.17 of the Registration
                            Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed
                            April 19, 1994.*
          10.18         --  Employment Agreement dated as of October 1, 1993 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of the
                            Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No.
                            33-53179) filed April 19, 1994.*
          10.19         --  The Wickes Equity Share Plan, is hereby incorporated by reference to Exhibit 10.8 of
                            Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 30,
                            1993.*
          10.20         --  Warrant Agreement dated as of January 8, 1994 by and between Collins & Aikman Group, Inc.
                            and Legwear Acquisition Corporation is hereby incorporated by reference to Exhibit 10.20 of
                            Collins & Aikman Holdings Corporation's Form 10-K for the fiscal year ended January 29,
                            1994.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.
                                        36

         EXHIBIT
         NUMBER                                                     DESCRIPTION
          10.21         --  1993 Employee Stock option Plan is hereby incorporated by reference to Exhibit 10.12 of the
                            Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No.
                            33-53179) filed April 19, 1994.
          10.22         --  1994 Employee Stock option Plan is hereby incorporated by reference to Exhibit 10.13 of the
                            Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No.
                            33-53179) filed April 19, 1994.
          10.23         --  Acquisition Agreement dated as of November 22, 1993 as amended and restated as of January
                            28, 1994, among Collins & Aikman Group, Inc., Kayser-Roth Corporation and Legwear
                            Acquisition Corporation is hereby incorporated by reference to Exhibit 2.1 of Collins &
                            Aikman Group, Inc.'s Current Report on Form 8-K dated February 10, 1994.
          21            --  List of subsidiaries of Collins & Aikman Group, Inc.

(B) REPORTS ON FORM 8-K.
     No current reports on Form 8-K were filed during the year for which this report on Form 10-K is filed.
                                        37

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May, 1994.
COLLINS & AIKMAN GROUP, INC.

By:        /s/         DAVID A. STOCKMAN                    By:        /s/         BRUCE WASSERSTEIN
                         David A. Stockman                                           Bruce Wasserstein
               CO-CHAIRMAN OF THE BOARD OF DIRECTORS                       CO-CHAIRMAN OF THE BOARD OF DIRECTORS
                  AND CO-CHIEF EXECUTIVE OFFICER                              AND CO-CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                      TITLE                               DATE
        /s/         DAVID A. STOCKMAN          Co-Chairman of the Board of Directors          May 3, 1994
                                                 and Co-Chief Executive Officer
              David A. Stockman
        /s/         BRUCE WASSERSTEIN          Co-Chairman of the Board of Directors          May 3, 1994
                                                 and Co-Chief Executive Officer
              Bruce Wasserstein
       /s/     RANDALL J. WEISENBURGER         Vice Chairman and Director                     May 3, 1994
           Randall J. Weisenburger
       /s/        DAVID J. MCKITTRICK          Principal Financial and Accounting Officer     May 3, 1994
             David J. McKittrick
        /s/           JAMES R. BIRLE           Director                                       May 3, 1994
               James R. Birle
       /s/      STEPHEN A. SCHWARZMAN          Director                                       May 3, 1994
            Stephen A. Schwarzman
      /s/     W. TOWNSEND ZIEBOLD, JR.         Director                                       May 3, 1994
          W. Townsend Ziebold, Jr.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Collins & Aikman Group, Inc.:
     We have audited the accompanying consolidated balance sheets of Collins & Aikman Group, Inc. (a Delaware corporation) and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, other paid-in capital, accumulated deficit and cash flows for each of the three fiscal years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Group, Inc. and subsidiaries as of January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994, in conformity with generally accepted accounting principles.
     As discussed in Notes 1 and 11 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the fiscal year ended January 25, 1992.
                                          ARTHUR ANDERSEN & CO.
Charlotte, North Carolina,
April 27, 1994.
                                      F-1

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                       FISCAL YEAR ENDED
                                                                           JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                              1994           1993           1992
Net sales...............................................................   $ 1,305,517    $ 1,277,500    $ 1,184,316
Cost of goods sold......................................................       995,790        978,473        915,486
Selling, general and administrative expenses............................       219,028        241,057        224,878
Management equity plan expense..........................................        26,736             --             --
Restructuring costs.....................................................            --         10,000             --
Goodwill write-down.....................................................       144,800             --             --
                                                                             1,386,354      1,229,530      1,140,364
Operating income (loss).................................................       (80,837)        47,970         43,952
Interest expense, net of interest income of $4,328, $3,958 and $6,935...        84,241         87,075         87,674
Loss from continuing operations before income taxes.....................      (165,078)       (39,105)       (43,722)
Income taxes............................................................        11,614          2,299         15,848
Loss from continuing operations.........................................      (176,692)       (41,404)       (59,570)
Discontinued operations:
  Income (loss) from operations, net of income taxes (benefit) of
     ($467), $1,234 and $2,560..........................................        (4,462)       (45,849)         3,669
  Loss on disposals, net of income tax benefit of $344,
     $0 and $0..........................................................      (111,137)      (184,000)       (38,000)
Loss before extraordinary item..........................................      (292,291)      (271,253)       (93,901)
Extraordinary gain on early retirement of debt, net of income
  taxes of $362.........................................................            --             --         10,949
Cumulative effect on prior years (to January 26, 1991) of change
  in accounting principle, net of income taxes of $0....................            --             --        (87,563)
Net loss................................................................   $  (292,291)   $  (271,253)   $  (170,515)

               The Notes to Consolidated Financial Statements are
          an integral part of these consolidated financial statements.
                                      F-2

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JANUARY 29,    JANUARY 30,
                                                                                            1994           1993
                                        ASSETS
Current Assets:
  Cash and cash equivalents...........................................................   $    78,363    $    80,141
  Accounts and notes receivable, net..................................................       200,368        164,655
  Inventories.........................................................................       176,062        165,864
  Net assets of discontinued operations...............................................            --        205,131
  Receivable from sale of business....................................................        70,000             --
  Other...............................................................................        53,397         23,370
     Total current assets.............................................................       578,190        639,161
Property, plant and equipment, net....................................................       292,600        292,434
Goodwill..............................................................................       612,042        778,776
Other assets..........................................................................        57,378        102,810
                                                                                         $ 1,540,210    $ 1,813,181
                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Notes payable.......................................................................   $     3,789    $     9,067
  Current maturities of long-term debt................................................        25,895         61,287
  Accounts payable....................................................................        85,591         75,996
  Accrued expenses....................................................................       140,514        166,049
  Other...............................................................................         2,671          1,387
     Total current liabilities........................................................       258,460        313,786
Long-term debt........................................................................       733,448        784,658
Deferred income taxes.................................................................           640          4,823
Other, including postretirement benefit obligation....................................       337,186        220,475
Commitments and contingencies (Note 17)...............................................
Redeemable preferred stock (aggregate preference in liquidation $129).................           132            165
Preferred stock (aggregate preference in liquidation $45,145).........................           181            181
Common stock (47,808 shares issued and outstanding)...................................         4,781          4,781
Other paid-in capital.................................................................     1,001,126        974,339
Accumulated deficit...................................................................      (782,179)      (485,355)
Foreign currency translation adjustments..............................................           309          1,174
Pension equity adjustment.............................................................       (13,874)        (5,846)
     Total stockholder's equity.......................................................       210,344        489,274
                                                                                         $ 1,540,210    $ 1,813,181

               The Notes to Consolidated Financial Statements are
          an integral part of these consolidated financial statements.
                                      F-3

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OTHER PAID-IN CAPITAL
                                 (IN THOUSANDS)

                                                                                         FISCAL YEAR ENDED
                                                                             JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                                1994           1993           1992
Balance at beginning of year..............................................   $   974,339     $ 974,559      $ 974,559
Management equity plan....................................................        26,736            --             --
Other.....................................................................            51          (220)            --
Balance at end of year....................................................   $ 1,001,126     $ 974,339      $ 974,559

                 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR ENDED
                                                                              JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                                 1994           1993           1992
Balance at beginning of year...............................................    $(485,355)     $(209,588)     $ (34,558)
Net loss...................................................................     (292,291)      (271,253)      (170,515)
Preferred stock dividends declared.........................................       (4,533)        (4,514)        (4,515)
Balance at end of year.....................................................    $(782,179)     $(485,355)     $(209,588)

               The Notes to Consolidated Financial Statements are
          an integral part of these consolidated financial statements.
                                      F-4

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR ENDED
                                                                              JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                                 1994           1993           1992
OPERATING ACTIVITIES
Loss from continuing operations............................................    $(176,692)     $ (41,404)     $ (59,570)
Adjustments to derive cash flow from continuing operating activities:
  Depreciation and amortization............................................       75,225         79,562         78,456
  Management equity plan expense...........................................       26,736             --             --
  Goodwill write-down......................................................      144,800             --             --
  Restructuring costs......................................................           --         10,000             --
  Decrease in accounts and notes receivable................................      (33,232)          (149)        (7,166)
  Decrease (increase) in inventories.......................................       (7,303)         4,308         12,269
  Increase (decrease) in accounts payable..................................       14,145            130         (2,874)
  Other, net...............................................................      (15,698)       (24,703)       (30,643)
       Net cash provided by (used in) continuing operating activities......       27,981         27,744         (9,528)
Loss from discontinued operations..........................................     (115,599)      (229,849)       (34,331)
Adjustments to derive cash flow from discontinued operating activities:
  Loss on disposals........................................................      111,137        184,000         38,000
  Depreciation and amortization............................................       18,075         24,082         24,475
  Net change in receivables, inventory and accounts payable................       70,162         24,163          5,634
  Other, net...............................................................     (151,192)       (15,854)       (20,243)
       Net cash provided by (used in) discontinued operating
          activities.......................................................      (67,417)       (13,458)        13,535
INVESTING ACTIVITIES
Additions to property, plant and equipment.................................      (56,278)       (54,181)       (61,899)
Sales of property, plant and equipment.....................................       22,710         10,347          7,522
Proceeds from businesses sold..............................................      148,743             --          5,598
Other, net.................................................................       43,983          9,223         28,743
     Net cash provided by (used in) investing activities...................      159,158        (34,611)       (20,036)
FINANCING ACTIVITIES
Issuance of long-term debt.................................................       76,135         60,128        157,587
Reduction of long-term debt and capital lease obligations..................     (179,940)       (54,376)      (182,760)
Net proceeds (reduction) of short-term borrowings..........................       (5,899)         3,554         (1,057)
Dividends paid.............................................................       (4,515)        (4,514)        (4,515)
Other, net.................................................................       (7,281)        (2,863)          (459)
     Net cash provided by (used in) financing activities...................     (121,500)         1,929        (31,204)
Decrease in cash and cash equivalents......................................       (1,778)       (18,396)       (47,233)
Cash and cash equivalents at beginning of year.............................       80,141         98,537        145,770
Cash and cash equivalents at end of year...................................    $  78,363      $  80,141      $  98,537

               The Notes to Consolidated Financial Statements are
          an integral part of these consolidated financial statements.
                                      F-5

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     FISCAL YEAR -- The fiscal year of Collins & Aikman Group, Inc. ("Group" or the "Company") ends on the last Saturday of January. Fiscal 1993 and fiscal 1991 were 52 week years which ended on January 29, 1994 and January 25, 1992, respectively. Fiscal 1992 was a 53 week fiscal year which ended on January 30, 1993.
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -- Effective as of the beginning of fiscal 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires accrual, during the period in which eligible employees render service, of the expected cost of providing these benefits to an employee and the employee's beneficiaries and covered dependents. The Company has recorded the cumulative effect at January 26, 1991, net of tax of $0, of $87.6 million as of the beginning of fiscal 1991.
     ACQUISITION BY COLLINS & AIKMAN HOLDINGS CORPORATION -- On October 25, 1988, the Company, Collins & Aikman Holdings II Corporation (formerly WCI Holdings II Corporation) ("Holdings II") and Collins & Aikman Holdings Corporation (formerly WCI Holdings Corporation) ("Holdings") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Holdings, a corporation indirectly jointly owned by Blackstone Capital Partners L.P. and Wasserstein Perella Partners, L.P., and their respective affiliates, acquired approximately 80% of the shares of common stock of the Company on December 8, 1988 following a cash tender offer. Pursuant to the Merger Agreement, on April 13, 1989, a wholly owned subsidiary of Holdings was merged into the Company (the "Merger"), and the Company became a direct wholly owned subsidiary of Holdings.
     CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation.
     INCOME TAXES -- During fiscal 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 supersedes Statement of Financial Accounting Standards No. 96, of the same title, which the Company previously followed to account for income taxes. The adoption of SFAS 109 did not impact the Company's financial position or results of operations. See also Note 14.
     FOREIGN CURRENCY TRANSLATION -- Foreign currency accounts are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation"("SFAS 52"). SFAS 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustment arising from foreign currency translation is accumulated as a separate component of stockholder's equity. Translation adjustments during fiscal 1993, 1992 and 1991 were ($865,000), ($5.8) million, and ($1.9) million, respectively.
     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Included in cash and cash equivalents at January 29, 1994 is $8.6 million which is held by the Company's Collins & Aikman Corporation subsidiary ("C&A Co.").
     INVENTORIES -- Inventories are valued principally at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.
     OTHER CURRENT ASSETS -- Other current assets at January 29, 1994 include $22.8 million which is on deposit with an insurer to cover future deferred payments.
     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently
                                      F-6

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) ranging from 3 to 40 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements.
     GOODWILL -- Goodwill is being amortized by the straight-line method over 40 years. Management's policy is to continually review whether there have been any significant and permanent downturns in the industries in which the Company operates, loss of a majority of customers, introduction of substitute products and the current and expected future results of the acquired entities in assessing the recoverability of the goodwill related to each of its businesses. When the foregoing considerations suggests that a deterioration of the financial condition of the Company has occurred, the methodology used by the Company to determine whether there has been an impairment of goodwill is to assess whether the forecasted operating results (including a proportionate share of the Company's projected consolidated interest expense) of each of its business units will recover the recorded goodwill balance over the remaining amortization period.
     Amortization applicable to continuing operations was $21.9 million, $23.1 million and $23.0 million for fiscal 1993, 1992 and 1991, respectively. During fiscal 1993, Group wrote down goodwill by $144.8 million related to its Wallcoverings segment as described in Note 2 below. Accumulated amortization was $133.6 million and $142.0 million at January 29, 1994 and January 30, 1993, respectively.
     ENVIRONMENT -- Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are generally included in the balance sheet as other noncurrent liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded when it is probable that the claim will be realized.
     RECLASSIFICATIONS -- Certain reclassifications have been made to the fiscal 1992 and 1991 statements of operations and statements of cash flows and to the January 30, 1993 balance sheet to conform to the fiscal 1993 presentation.
2. GOODWILL:
     The substantial losses of Builders Emporium and the inability to sell the Builders Emporium chain as an ongoing entity left the Company with materially higher leverage and interest costs than previously anticipated. The inability of the Company to sell its Dura Convertible division ("Dura") at an acceptable price along with the sale of Kayser-Roth Corporation ("Kayser-Roth") at a price and on terms that were worse than management's prior expectations of value were additional adverse factors. Prior to the end of the third quarter, management explored debt recapitalization alternatives and the possibility of raising new equity capital. The indications from the financial community at that time were that a debt recapitalization was not likely to significantly reduce the Company's interest burden and that raising new equity capital to deleverage the Company was not feasible at that time. Although management of the Company, based on the facts known to it at October 30, 1993, was expecting both cyclical and long-term improvement in the results of operations, an analysis suggested that, given the Company's capital structure, a deterioration of the financial condition of the Company had occurred. As a result, the Company forecasted its operating results forward 33 years, which approximated the remaining amortization period of the Company's goodwill at October 30, 1993, to determine whether cumulative net income would be sufficient to recover the goodwill.
     At October 30, 1993, management believed that the projected future results were the most likely scenario given the Company's current capital structure. In spite of the fact that the operating results reflected in the forecasts showed improvement over the historical results achieved during the past few years, management concluded, based on the forecast, that the net income allocable to the Company's Wallcoverings segment over the forecast period (including a proportionate share of the Company's projected consolidated interest expense) would not be sufficient to recover its entire goodwill balance. Accordingly, the Company recorded a write-down of $144.8
                                      F-7

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) million during the third quarter ended October 30, 1993 to reflect the portion of Wallcoverings' goodwill balance which was not forecasted to be recovered over the projection period. For the other business units of the Company, net income over the forecast period was sufficient to recover their respective goodwill balances.
     Management's continuing evaluations have indicated no further impairment in the ability of Wallcoverings to recover its remaining goodwill and no permanent impairment with respect to the other operations of the Company.
3. RESTRUCTURING COSTS:
     At the end of the third quarter of fiscal 1993, the Company recorded a restructuring charge of $24.0 million, principally related to the write-down of certain surplus or under-utilized assets of the Company's Automotive Products and Wallcoverings segments and to provide for the obsolescence of certain manufacturing processes as a result of shifts in customer demand. During the fourth quarter of fiscal 1993, management reevaluated its plan to restructure these manufacturing facilities and, based on changes in product mix and underlying improvement in certain of the Company's businesses, management has concluded that the assets and facilities identified previously can be utilized at a level of production that would not result in the impairment of the asset values. Accordingly, in the fourth quarter of fiscal 1993, management has revised its estimate and reversed these charges.
     During fiscal 1992, the Company incurred certain identifiable costs in connection with the restructuring of Wallcoverings. The restructuring costs, aggregating $10.0 million, principally related to the closure of certain manufacturing and distribution facilities.
4. DISCONTINUED OPERATIONS:
     During fiscal 1991, Group reclassified the remaining businesses of Wickes Manufacturing Company consisting of its Dura, Bumper and H. Koch & Sons ("H. Koch") divisions as discontinued operations. In July 1992, Group sold its Bumper and H. Koch divisions. As of the end of fiscal 1992, Group reclassified Builders Emporium and the Engineering Group as discontinued operations. Group recorded a loss on disposal of discontinued operations of $184 million in the fourth quarter of fiscal 1992 principally to provide for the expected loss on sale of Builders Emporium. In March 1993, the Engineering Group was sold for approximately $51 million.
     As of the end of the second quarter of fiscal 1993, the Company determined that it would be unable to sell Builders Emporium as an ongoing entity. The Company recorded an additional loss on disposal of discontinued operations of $109.3 million principally to (i) provide additional reserves for the significant reduction in estimated proceeds from disposition and other costs in connection with the sale or disposition of Builders Emporium inventory, real estate and other assets and (ii) provide for employee severance and other costs. Builders Emporium's inventory was sold during the third and fourth quarters of fiscal 1993 and substantially all accounts receivable and accounts payable balances were settled as of January 29, 1994. Remaining assets and liabilities of Builders Emporium relate primarily to real estate and insurance liabilities which continue to be liquidated.
     Kayser-Roth was reclassified as a discontinued operation at the end of the third fiscal quarter ended October 30, 1993 and was sold on January 28, 1994 for a total price of approximately $170 million (subject to post-closing purchase price adjustment). In connection with the sale, Group received a 90 day $70 million Senior unsecured bridge note from the purchaser which was collected on April 27, 1994.
     The results of Builders Emporium, Kayser-Roth, the Engineering Group, Bumper and H. Koch are classified as discontinued operations for all periods presented. At the end of the second fiscal quarter ended July 31, 1993, Group decided to retain its Dura business. The results of Dura are now classified in the automotive products segment and prior reporting periods have been restated to reflect Dura as a continuing operation.
                                      F-8

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) Summarized statements of operations for periods prior to units being classified as discontinued operations follow (in thousands):

                                                                                FISCAL YEAR ENDED
                                                                    JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                       1994           1993           1992
Sales............................................................    $ 274,297      $ 977,098     $ 1,042,377
Costs and expenses, other than interest..........................      268,821        998,703       1,012,309
Interest expense.................................................       10,405         23,010          23,839
Loss before income taxes.........................................       (4,929)       (44,615)          6,229
Income taxes (benefit)...........................................         (467)         1,234           2,560
Income (loss) from discontinued operations.......................    $  (4,462)     $ (45,849)    $     3,669

     The above summarized results include Builders Emporium and the Engineering Group through January 30, 1993 and Kayser-Roth through the third quarter ended October 30, 1993 (the respective dates at which these businesses were reclassified as discontinued operations). The summarized statement of operations for fiscal 1991 also includes Bumper and H. Koch through their date of sale. Sales of Builders Emporium in fiscal 1993 aggregated approximately $410 million and sales of Kayser-Roth for the fourth quarter of fiscal 1993 aggregated approximately $95 million. Interest expense of $13.1 million (including $5.5 million of interest expense which was reserved for Builders Emporium and Kayser-Roth), $19.7 million and $20.9 million during fiscal 1993, 1992 and 1991, respectively, has been allocated to discontinued operations based upon the ratio of net book value of discontinued operations (including reserves for loss on disposal) to consolidated invested capital. Interest expense incurred by Builders Emporium and Kayser-Roth subsequent to their reclassification as discontinued operations aggregated $2.2 million. Such amounts were charged to discontinued operations reserves.
     In October 1993, Group received $35.1 million from Wickes Lumber Company in exchange for a Wickes Lumber Company promissory note and warrant that Group had received in partial consideration for the sale of Wickes Lumber Company in 1988.
     Fees paid or accrued to Blackstone Partners and WP Partners for services related to divestitures aggregated $4.3 million and $500,000 during fiscal 1993 and 1992, respectively. Divestiture fees in fiscal 1993 include $400,000 paid and $100,000 accrued to Blackstone Partners for advisory services in connection with the sale of Builders Emporium's inventory, real estate and other assets.
     The majority of Builders Emporium's leased properties have been assigned to third parties. In addition, Group has assigned leases in connection with the divestiture of Kayser-Roth, the Engineering Group, Wickes Manufacturing Company and other divested businesses. Although Group has obtained releases from the lessors of certain properties, Group remains contingently liable under most of the leases. Group's future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition or future results of operations.
5. ACCOUNTS AND NOTES RECEIVABLE, NET:
     Accounts and notes receivable, net, are summarized below (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Accounts and notes receivable..................................................    $ 207,439      $ 171,403
Less allowance for doubtful accounts...........................................       (7,071)        (6,748)
                                                                                   $ 200,368      $ 164,655

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
6. INVENTORIES:
     Inventory balances are summarized below (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Raw materials..................................................................    $  70,762      $  62,663
Work in process................................................................       24,739         26,121
Finished goods.................................................................       80,561         77,080
                                                                                   $ 176,062      $ 165,864

7. PROPERTY, PLANT AND EQUIPMENT, NET:
     Property, plant and equipment, net, are summarized below (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Land and improvements..........................................................    $  28,347      $  20,747
Buildings......................................................................      117,275        123,406
Machinery and equipment........................................................      414,208        374,946
Leasehold improvements.........................................................        1,421          1,431
Construction in progress.......................................................       21,863         20,733
                                                                                     583,114        541,263
Less accumulated depreciation and amortization.................................     (290,514)      (248,829)
                                                                                   $ 292,600      $ 292,434

     Depreciation and amortization expense of property, plant and equipment applicable to continuing operations was $42.2 million, $45.5 million and $43.9 million for fiscal 1993, 1992 and 1991, respectively.
8. ACCRUED EXPENSES:
     Accrued expenses are summarized below (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Payroll and employee benefits..................................................    $  42,086      $  37,303
Interest.......................................................................       19,242         24,107
Insurance......................................................................       15,152         25,122
Other..........................................................................       64,034         79,517
                                                                                   $ 140,514      $ 166,049

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
9. LONG-TERM DEBT:
     Long-term debt is summarized below (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Senior indebtedness:
  Mortgage notes...............................................................    $   1,464      $   1,841
  Notes payable to banks.......................................................        7,595          7,891
  Notes payable to others......................................................        8,266          4,744
  C&A Co. credit facility, average interest rate of 5.5% and 5.3%..............      137,129        191,155
  Debentures due 2005, interest rate 7 1/2% until January 31, 1994, and 10%
     thereafter................................................................      138,694        138,694
  Sinking fund debentures due 1994, interest rate 12%..........................           --         40,982
  Industrial revenue bonds due through 2006, interest rates from 5% to
     7 5/8%....................................................................       11,648         12,754
  Unamortized debt discount....................................................      (47,650)       (53,239)
                                                                                     257,146        344,822
Senior subordinated indebtedness:
  Senior subordinated debentures due 2001, interest rate 11 7/8%...............      347,414        347,414
  Unamortized debt discount....................................................       (4,629)        (5,019)
                                                                                     342,785        342,395
Subordinated indebtedness:
  Subordinated notes due 1995, interest rate 15%...............................      137,359        137,359
  Subordinated debentures due 1997, interest rate 11 3/8%......................       24,500         24,500
  Unamortized debt discount....................................................       (2,447)        (3,131)
                                                                                     159,412        158,728
Total debt.....................................................................      759,343        845,945
Less current maturities........................................................      (25,895)       (61,287)
                                                                                   $ 733,448      $ 784,658

     Group's C&A Co. subsidiary consummated a $225 million credit agreement with a syndicate of banks on May 22, 1991 that expires on May 15, 1998 (the "C&A Co. Credit Agreement"). During fiscal 1991, C&A Co. borrowed $152 million under the C&A Co. Credit Agreement. Out of these borrowings, $120 million was paid to Group as a dividend to be used for general corporate purposes. During fiscal 1992, C&A Co. paid Group dividends aggregating $110 million, borrowed an additional $56.0 million and made principal repayments under the C&A Co. Credit Agreement of $10.3 million. During fiscal 1993, C&A Co. paid Group dividends aggregating $30 million, borrowed an additional $17.0 million and made principal repayments under the C&A Co. Credit Agreement of $71.0 million. Availability under the C&A Co. Credit Agreement is determined monthly based upon C&A Co.'s receivables balance. The C&A Co. Credit Agreement permits C&A Co. to pay additional dividends to Group only if C&A Co. satisfies a minimum liquidity requirement of $25 million and then limits the amount of total dividends to $175 million plus 90% (or 100% if certain specified ratios are met) of C&A Co.'s net income (excluding the impact of SFAS 106) subsequent to April 27, 1991. As of January 29, 1994, an additional $54.8 million was available to C&A Co. under the C&A Co. Credit Agreement. Although as of that date approximately $56 million of additional dividends could be paid to Group under the dividend restrictions in the C&A Co. Credit Agreement, other financial covenants in the C&A Co. Credit Agreement would limit the amount of dividends to approximately $47 million. C&A Co. and its subsidiaries are separate corporate entities and the assets of C&A Co. and its subsidiaries are available first and foremost to satisfy the claims of the creditors of
                                      F-11

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
C&A Co. and such subsidiaries. At January 29, 1994, receivables and fixed assets pledged as collateral under the C&A Co. Credit Agreement aggregated approximately $168 million and $104 million, respectively.
     On March 12, 1993, Kayser-Roth and a bank consummated a $40 million credit agreement. Kayser-Roth initially borrowed $35 million under the credit agreement of which $26 million was paid to Group as a dividend. On May 27, 1993, Kayser-Roth completed a $75 million credit facility (the "Kayser-Roth Credit Agreement") with a group of banks to replace the $40 million credit agreement and, on July 6, 1993, Kayser-Roth paid an additional dividend of $26 million to Group. Group used approximately $41 million of the proceeds from the original and the replacement Kayser-Roth credit facilities to redeem all of its outstanding 12% Sinking Fund Debentures due January 31, 1994 on July 7, 1993. Group repaid the outstanding borrowings under the Kayser-Roth Credit Agreement of $66 million with a portion of the cash proceeds from the sale of Kayser-Roth.
     There are limitations on the payment of dividends contained in various debt agreements of Group. Currently, the most restrictive of such limitations is contained in the indenture, as amended, (the "11 7/8% Indenture") governing the 11 7/8% Senior Subordinated Debentures due 2001 (the "11 7/8% Securities"). Since January 26, 1991, no additional dividends could be paid to Holdings under such indenture. Under these provisions as of January 29, 1994, Group would have needed to earn an additional $866 million of consolidated net income (as defined in the 11 7/8% Indenture) in order to eliminate the deficit in its dividend capacity (assuming no change in the other factors used to determine Group's dividend capacity).
     Under the terms of the 11 7/8% Indenture, the Company is required to redeem $138 million aggregate principal amount of 11 7/8% Securities on each June 1 from 1993 through 2000 ("Mandatory Redemptions") and to repay the remaining outstanding 11 7/8% Securities at maturity on June 1, 2001. Under the terms of the 11 7/8% Indenture, if Adjusted Net Worth (as such term is defined in the 11 7/8% Indenture) is equal to or less than $700 million on the last day of any fiscal quarter (the "Minimum Equity Test"), the Company would be required to begin on the last day of the second fiscal quarter thereafter (unless the Minimum Equity Test is satisfied at the end of the intervening fiscal quarter) semi-annual redemptions ("Accelerated Redemptions") of $138 million aggregate principal amount of 11 7/8% Securities until all the 11 7/8% Securities are redeemed or until the Minimum Equity Test is again satisfied. The Company can reduce its obligation to make any cash Mandatory Redemption or Accelerated Redemption payment through the application of previously redeemed or purchased and canceled 11 7/8% Securities as permitted by the 11 7/8% Indenture. The Company has previously delivered for cancellation $1,033 million in aggregate principal amount of 11 7/8% Securities, which are available for such purpose. The Company satisfied the Minimum Equity Test at the end of fiscal 1993. On that date, Adjusted Net Worth was $753.7 million. If the Company had not satisfied the Minimum Equity Test at that date and did not subsequently satisfy such test, the first cash redemption payment (after giving effect to credits for previously acquired 11 7/8% Securities) would be required at the end of the fiscal quarter ending January 1997. By comparison, if the Company continues to satisfy the Minimum Equity Test at all times or cures any failure of such test prior to any accelerated cash redemption payment becoming due, no cash redemption payment will be required until June 1, 2000.
     The 11 3/8% subordinated debentures of Group become callable on May 1, 1995. The remaining indebtedness of Group is callable at various premiums at the Company's option.
     Maturities of long-term debt during each of the five fiscal years subsequent to January 29, 1994, are $25.9 million, $170.9 million, $63.3 million, $39.9 million and $20.6 million, respectively. Total interest paid by the Company on all indebtedness was $101.5 million, $102.5 million and $112.6 million for fiscal 1993, 1992 and 1991, respectively.
                                      F-12

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     For additional information see "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" elsewhere herein.
10. LONG-TERM LEASES AND LEASE COMMITMENTS:
     The Company is lessee under various long-term operating leases for land and buildings for periods up to forty years. The majority of these leases contain renewal provisions. In addition, the Company leases transportation, operating and administrative equipment for periods ranging from one to ten years.
     At January 29, 1994, future minimum lease payments under operating leases are as follows (in thousands):

FISCAL YEAR ENDING
January 1995.................................................   $     16,568
January 1996.................................................         12,520
January 1997.................................................          9,165
January 1998.................................................          4,128
January 1999.................................................          1,143
Later years..................................................          2,171
                                                                $     45,695

     Rental expense of continuing operations under operating leases was $19.2 million, $19.0 million and $15.4 million for fiscal 1993, 1992 and 1991, respectively. Obligations under capitalized leases are not significant.
11. EMPLOYEE BENEFIT PLANS:
     The Company and its subsidiaries have in effect defined benefit pension plans covering substantially all employees who meet eligibility requirements. Plan benefits are generally based on years of service and employee's compensation during their years of employment. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act. Assets of the pension plans are held in a Master Trust which invests primarily in equity and fixed income securities.
     Net periodic pension cost of continuing operations for fiscal 1993, 1992 and 1991 included the following components (in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                     JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                        1994           1993           1992
Service cost......................................................     $ 5,232       $   5,313      $   5,240
Interest cost on projected benefit obligation and service cost....       6,843           6,220          5,947
Actual return on assets...........................................      (6,334)            746        (13,771)
Net amortization and deferral.....................................      (1,119)        (10,063)         7,136
                                                                       $ 4,622       $   2,216      $   4,552

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at January 29, 1994 and January 30, 1993 (in thousands):

                                                                 JANUARY 29, 1994              JANUARY 30, 1993
                                                                 PLANS FOR WHICH               PLANS FOR WHICH
                                                              ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                              EXCEED        BENEFITS        EXCEED        BENEFITS
                                                            ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                             BENEFITS        ASSETS        BENEFITS        ASSETS
Actuarial present value of benefit obligation:
  Vested benefit obligation..............................    $ (21,352)     $ (82,248)     $ (15,096)     $ (76,958)
  Accumulated benefit obligation.........................    $ (22,214)     $ (86,451)     $ (15,850)     $ (80,432)
Projected benefit obligation.............................    $ (24,317)     $ (89,435)     $ (17,314)     $ (83,050)
Plan assets at fair value................................       24,761         66,795         20,089         72,763
Projected benefit obligation less than (in excess of)
  plan assets............................................          444        (22,640)         2,775        (10,287)
Unrecognized net loss....................................        2,081         25,315            310         22,122
Prior service cost not yet recognized in net periodic
  pension cost...........................................          424         (7,361)           443        (13,608)
Unrecognized net asset at February 1, 1986...............         (665)          (503)           (80)          (983)
Adjustment required to recognize minimum liability.......           --        (14,068)            --         (6,244)
Pension asset (pension liability) recognized in the
  consolidated balance sheets............................    $   2,284      $ (19,257)     $   3,448      $  (9,000)

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7% and 8% at January 29, 1994 and January 30, 1993, respectively. The expected rate of increase in future compensation levels is 4% and 5.5% and the expected long-term rate of return on plan assets is 9% and 10% in fiscal 1993 and 1992, respectively.
     The provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), require companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability, an offsetting intangible pension asset and, in certain situations, a contra-equity balance. In accordance with the provisions of SFAS 87, the consolidated balance sheets at January 29, 1994 and January 30, 1993 include an intangible pension asset of $194,000 and $398,000; an additional minimum pension liability of $14.1 million and $6.2 million and a contra-equity balance of $13.9 million and $5.8 million, respectively.
     The Company sponsors defined contribution plans covering employees who meet eligibility requirements. Company contributions are based on a formula as specified in the plan agreements. Contributions related to continuing operations were $4.7 million, $4.0 million and $3.4 million in fiscal 1993, 1992 and 1991, respectively.
     The Company has provided postretirement life, health and medical coverage for certain retirees under plans currently in effect. Many of the Company's domestic employees may be eligible for benefits if they reach retirement age while still employed by the Company.
     Effective as of the beginning of fiscal 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement requires that costs of such benefits be accrued as a form of deferred compensation earned during the period that employees render service, rather than the previously permitted practice of accounting for such costs as incurred.
                                      F-14

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
The Company elected to recognize the cumulative effect of this change in accounting principle as of the beginning of fiscal 1991.
     The following table sets forth the amounts included in the Company's consolidated balance sheets (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Accumulated postretirement benefit obligation:
  Retirees.....................................................................    $  48,559      $  56,497
  Fully eligible active plan participants......................................       12,425         13,145
  Other active plan participants...............................................       13,845         26,366
  Unrecognized prior service gain from plan amendments.........................       23,764             --
  Unrecognized net gain........................................................        7,408          8,869
       Total postretirement benefit obligation.................................    $ 106,001      $ 104,877

     Net periodic postretirement benefit cost of continuing operations, determined on the accrual basis, included the following components (in thousands):

                                                                                          FISCAL YEAR ENDED
                                                                              JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                                 1994           1993           1992
Service cost -- benefits attributed to service during the year.............     $ 2,131        $ 2,168        $ 2,066
Interest cost on accumulated postretirement benefit obligation.............       4,385          6,865          6,574
Amortization of unrecognized net gain......................................        (200)            --             --
Net periodic postretirement benefit cost...................................     $ 6,316        $ 9,033        $ 8,640

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% at January 29, 1994 and 8% at January 30, 1993. The plans are unfunded.
     For measurement purposes, a 14% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1993; the rate was assumed to decrease 1% per year to 6% for fiscal 2001 and remain at that level thereafter. The health care cost trend rate assumption has an impact on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of January 29, 1994 by $878,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $103,000.
     Effective April 1, 1994, the Company amended the postretirement benefit plan which covers substantially all of the eligible current and retired employees of the Company's continuing operations. Pursuant to the amendment the Company's obligation for future health care inflation will be limited to 6% per year through March 31, 1998. Subsequent to March 1998, the Company will not provide coverage for inflation in health care costs.
12. COMMON STOCK AND PREFERRED STOCK:
     At January 29, 1994 and January 30, 1993, 70,000,000 shares of $.10 par value common stock were authorized and approximately 47,808,000 shares were issued and outstanding.
     At January 29, 1994 and January 30, 1993, 30,000,000 shares of $.10 par value preferred stock were authorized and approximately 1,806,000 shares of convertible preferred stock, Series A were outstanding. Each share of Series A preferred stock, which has an annual dividend of $2.50 per share, is convertible into 0.50 shares of Merger Preferred Stock of Holdings, subject to subsequent adjustment pursuant to its terms.
                                      F-15

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
13. MANAGEMENT EQUITY PLANS:
     Effective on January 28, 1994, Holdings adopted the 1993 Employee Stock Option Plan ("1993 Plan") for certain key employees of Group. The 1993 Plan was created primarily for the special purpose of rewarding key employees for the appreciation earned through prior service under the Company's previous equity share plan that was terminated on October 29, 1993. Holdings granted options to acquire 3,119,466 shares of the Common Stock at an average exercise price of $4.57 per share. The majority of these options vest 40% in June 1995 with the remaining shares vesting in June 1996. In connection with the adoption of this plan, the Company recorded a charge of $26.7 million for management equity plan expense.
     In addition, effective in April 1994, Holdings adopted the 1994 Employee Stock Option Plan ("1994 Plan") as a successor to the 1993 Plan to facilitate awards to certain key employees and to consultants. The 1994 Plan authorizes the issuance of up to 2,980,534 shares of Common Stock and provides that no options may be granted after 10 years from the effective date of this plan. Options for 169,634 shares of Common Stock at an average exercise price of $5.52 per share were granted to key employees of Group in April 1994. Management equity plan expense of $1.3 million will be recognized as the options ratably vest over the next three years.
     Upon a change of control of Holdings, as defined, all of the above options become fully vested and exercisable.
14. INCOME TAXES:
     During the first quarter of fiscal 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 supersedes Statement of Financial Accounting Standards No. 96, of the same title, which the Company previously followed to account for income taxes. The adoption of SFAS 109 did not impact the Company's financial position or results of operations.
     Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of the net deferred tax liability as of January 29, 1994 and January 30, 1993 were as follows (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Deferred tax assets:
  Employee benefits including postretirement benefits..........................    $  69,245      $  69,903
  Net operating loss carryforwards.............................................      134,928         83,599
  Investment tax credit carryforwards..........................................       11,900         14,567
  Alternative minimum tax credits..............................................        7,000          9,523
  Other liabilities and reserves...............................................      130,093        133,586
  Valuation allowance..........................................................     (289,204)      (251,426)
  Total deferred tax asset.....................................................       63,962         59,752
Deferred tax liabilities:
  Property, plant and equipment................................................       51,258         50,213
  Unamortized debt discount....................................................       13,344         14,362
  Total deferred tax liability.................................................       64,602         64,575
Net deferred tax liability.....................................................    $     640      $   4,823

     The valuation allowances of $289.2 million at January 29, 1994 and $251.4 million at January 30, 1993 were established because, in the Company's assessment, it was uncertain whether the net deferred tax assets would be realized.
                                      F-16

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     The provisions for income taxes applicable to continuing operations for fiscal 1993, 1992 and 1991, are summarized as follows (in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                     JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                        1994           1993           1992
Current
  Federal, including tax sharing payment to (from) Holdings.......     $   337        $(1,222)       $ 4,209
  State and local.................................................       6,462          4,896          5,470
  Foreign.........................................................       7,697          5,739          2,193
                                                                        14,496          9,413         11,872
Deferred
  State and local.................................................         (16)        (5,936)         3,339
  Foreign.........................................................      (2,866)        (1,178)           637
                                                                        (2,882)        (7,114)         3,976
  Income taxes....................................................     $11,614        $ 2,299        $15,848

     Domestic and foreign components of income (loss) from continuing operations before income taxes are summarized as follows (in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                     JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                        1994           1993           1992
Domestic..........................................................    $(175,213)     $ (51,574)     $ (51,794)
Foreign...........................................................       10,135         12,469          8,072
                                                                      $(165,078)     $ (39,105)     $ (43,722)

     A reconciliation between income taxes computed at the statutory Federal rate (35% for fiscal 1993 and 34% for fiscal 1992 and 1991) and the provisions for income taxes applicable to continuing operations is as follows (in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                     JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                        1994           1993           1992
Amount at statutory Federal rate..................................    $ (57,777)     $ (13,296)     $ (14,865)
State and local income taxes, net of Federal income tax benefit...        6,229         (2,893)         5,814
Foreign tax more than Federal tax at statutory rate...............        1,284            321             86
Amortization and write-off of goodwill............................       58,357          7,840          7,835
Valuation allowance...............................................        5,509          6,934             --
Net operating loss generated......................................           --             --         13,454
Tax sharing payment to Holdings...................................          337          3,848          3,894
Other.............................................................       (2,325)          (455)          (370)
Income taxes......................................................    $  11,614      $   2,299      $  15,848

     In addition, the valuation allowance was increased by $38.4 million in fiscal 1993 and $68.6 million in fiscal 1992 to offset deferred tax assets arising from the losses of discontinued operations.
                                      F-17

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     At January 29, 1994, Group had the following tax attribute carryforwards available for Federal income tax purposes (in thousands):

                                                                                              EXPIRATION
                                                                                   AMOUNT       DATES
Net operating losses -- regular tax
  Prior to acquisition of Group by Holdings ("Preacquisition"), subject to
     limitations...............................................................   $134,000     1996-2003
  Postacquisition, unrestricted................................................    251,000     2006-2008
                                                                                  $385,000
Net operating losses -- alternative minimum tax
  Preacquisition, subject to limitations.......................................   $118,000     1996-2002
  Postacquisition, unrestricted................................................    202,000     2006-2008
                                                                                  $320,000
Investment tax and other credits
  Preacquisition, subject to limitations.......................................   $ 11,900     1994-2003
Alternative minimum tax credits................................................   $  7,000      No limit

     The regular tax net operating loss carryforwards include amounts related to Kayser-Roth and subsidiaries for preacquisition regular tax purposes, subject to limitations, of $35 million and postacquisition regular tax purposes, unrestricted, of $62 million. Alternative minimum tax net operating loss carryovers include amounts related to Kayser-Roth and subsidiaries of $33 million for preacquisition alternative minimum tax purposes, subject to limitations, and $51 million for postacquisition alternative minimum tax purposes, unrestricted. Although the sale agreement provides that an election will be made (under Section 338(h)(10) of the Internal Revenue Code) to treat the sale as an asset sale for Federal income tax purposes, there are provisions whereby the purchaser of Kayser-Roth and the Company can reevaluate this decision. If the purchaser and the Company mutually agree to treat the transaction as a stock sale rather than an asset sale, the net operating losses related to Kayser-Roth and subsidiaries will be transferred from the Company to the purchaser.
     The Internal Revenue Service has examined the returns of C&A Co. and its subsidiaries for the last three fiscal years prior to its acquisition by the Company in December 1986. Certain adjustments were agreed to and the effect of those adjustments, principally reductions to the net operating loss carryforwards and investment tax credit carryforwards, are reflected in the amounts discussed above. In the course of an examination of the Company's Federal income tax returns for fiscal 1988 and 1989, the IRS has challenged the availability of $176.6 million of the Company's approximately $385.0 million of current NOLs. The examination is at a preliminary stage and management believes that the basis for the IRS' position is unclear. Management disputes the IRS' challenge and believes that substantially all of the NOLs should be available (subject to certain limitations) to offset its income, if any, in the future. If the IRS were to maintain its position and all or a majority of such position were to be upheld in litigation, the amount of the NOLs available to the Company in future years would be materially reduced.
     The Company and its subsidiaries have entered into a tax sharing agreement with Holdings. The tax sharing agreement provides for payments to (from) Holdings for utilization of Holdings tax losses by the Company and its subsidiaries. The agreement provides for tax sharing payments calculated in accordance with Federal tax regulations. Tax sharing payments paid to Holdings during fiscal 1993, 1992 and 1991 were $0, $4.5 million and $7.2 million, respectively. The Company's tax sharing receivable from Holdings of $8.8 million at January 29, 1994 and the related fiscal 1992 tax sharing benefit result from the utilization of tax loss carrybacks. This receivable from Holdings is currently expected to be settled through offset against future years tax sharing payable amounts.
                                      F-18

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     Income taxes paid including tax sharing payments to Holdings of $0, $4.5 million and $7.2 million, were $3.3 million, $21.3 million and $26.2 million for fiscal 1993, 1992 and 1991, respectively.
15. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
    CASH AND CASH EQUIVALENTS, ACCOUNTS AND NOTES RECEIVABLE, AND ACCOUNTS PAYABLE -- The carrying amount approximates fair value because of the short maturity of these instruments.
    RECEIVABLE FROM SALE OF BUSINESS, LONG-TERM INVESTMENTS -- Fair value approximates carrying value.
    LONG-TERM DEBT -- The fair value of the Company's publicly-traded long-term debt is based upon the quoted market prices for the issues. The fair value of the remaining long-term debt of the Company approximates the carrying value.
     The estimated fair values of the Company's financial instruments are summarized as follows (in thousands):

                                                                       JANUARY 29, 1994          JANUARY 30, 1993
                                                                    CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                                     AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
Receivable from sale of business.................................   $ 70,000     $  70,000    $     --     $      --
Long-term investments............................................         --            --      32,675        32,675
Long-term debt...................................................    759,343       826,066     845,945       830,875

16. INFORMATION ABOUT SEGMENTS OF THE COMPANY'S OPERATIONS:
     The Company reclassified its industry segments during 1993 to realign its products based on primary customer groups. Businesses related to the automotive industry which were part of Specialty Textiles have been renamed Automotive Products. The decorative fabrics and floorcoverings businesses have been reclassified as Interior Furnishings. Previously, the floorcoverings business was part of the Specialty Textiles segment. Wallcoverings products which were previously part of the Home Furnishings segment have been renamed Wallcoverings. Industry segment information has been restated for fiscal 1992 and 1991.
     For fiscal 1993, 1992 and 1991, sales to General Motors Corporation approximated 16.1%, 15.3% and 17.2%, respectively, and sales to Chrysler Corporation approximated 10.0%, 10.2% and 8.3%, respectively, of total consolidated sales. These sales were part of the Automotive Products segment.
     Information about the Company's segments for fiscal 1993, 1992 and 1991 follows (in thousands):

                                                             OPERATING     DEPRECIATION
                                                   NET        INCOME           AND                         CAPITAL
FISCAL YEAR ENDED JANUARY 29, 1994                SALES      LOSS (B)      AMORTIZATION    ASSETS (B)    EXPENDITURES
Automotive Products.........................   $   677,867   $  55,279       $ 36,712      $  783,718      $ 29,208
Interior Furnishings........................       407,201      40,683         15,617         350,342        11,768
Wallcoverings...............................       220,449    (138,010)        11,453         209,424         3,751
                                                 1,305,517     (42,048)(c)     63,782       1,343,484        44,727
Corporate items.............................            --     (38,789)(d)        384         196,726           196
                                                 1,305,517     (80,837)        64,166       1,540,210        44,923
Discontinued operations.....................            --          --         18,075              --        11,355
                                               $ 1,305,517   $ (80,837)      $ 82,241      $1,540,210      $ 56,278

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                             OPERATING
                                                              INCOME       DEPRECIATION
                                                   NET        (LOSS)           AND                         CAPITAL
FISCAL YEAR ENDED JANUARY 30, 1993 (A)            SALES         (B)        AMORTIZATION    ASSETS (B)    EXPENDITURES
Automotive Products.........................   $   643,827   $  42,330       $ 39,771      $  749,688      $ 20,563
Interior Furnishings........................       391,778      34,647         15,876         335,708        14,295
Wallcoverings...............................       241,895      (4,960)        12,646         374,706         3,045
                                                 1,277,500      72,017(c)      68,293       1,460,102        37,903
Corporate items.............................            --     (24,047)(d)        228         147,948           306
                                                 1,277,500      47,970         68,521       1,608,050        38,209
Discontinued operations.....................            --          --         24,082         205,131        15,972
                                               $ 1,277,500   $  47,970       $ 92,603      $1,813,181      $ 54,181

                                                             OPERATING
                                                              INCOME       DEPRECIATION
                                                   NET        (LOSS)           AND                         CAPITAL
FISCAL YEAR ENDED JANUARY 25, 1992                SALES         (B)        AMORTIZATION    ASSETS (B)    EXPENDITURES
Automotive Products.........................   $   610,325   $  45,242       $ 37,195      $  762,009      $ 24,220
Interior Furnishings........................       336,773      25,403         16,791         340,269         9,519
Wallcoverings...............................       237,218        (871)        12,712         406,529         5,093
                                                 1,184,316      69,774         66,698       1,508,807        38,832
Corporate items.............................            --     (25,822)           246         134,447            96
                                                 1,184,316      43,952         66,944       1,643,254        38,928
Discontinued operations.....................            --          --         24,475         357,341        22,971
                                               $ 1,184,316   $  43,952       $ 91,419      $2,000,595      $ 61,899

(a) The fiscal year ended January 30, 1993 included fifty-three weeks.
(b) Operating income is determined by deducting all operating expenses, including restructuring costs, goodwill write-down and other costs, from revenues. Operating expenses do not include interest expense. Assets of the business segments include goodwill. Operating income reflects related amortization.

                                                                                                      FISCAL YEAR ENDED
                                                                                                  JANUARY 29,    JANUARY 30,
                                                                                                     1994           1993
                                                                                                        (IN THOUSANDS)
(c)        Segment operating income before goodwill write-down and restructuring costs:........    $ 102,752      $  82,017
            Goodwill write-down................................................................     (144,800)            --
            Restructuring costs................................................................           --        (10,000)
           Segment operating income (loss).....................................................    $ (42,048)     $  72,017

(d) Corporate items in fiscal 1993 include $26.7 million of management equity plan expense. Corporate items in fiscal 1993, 1992 and 1991 each include operating management and advisory fees to affiliates of Holdings of $5.0 million.
17. COMMITMENTS AND CONTINGENCIES:
     During 1991, a Fifth Consolidated Amended Complaint was filed in IN RE IVAN
F. BOESKY SECURITIES LITIGATION, involving numerous class actions and individual claims against a variety of defendants including the Company. Among other things, this complaint asserts claims on behalf of certain of the Company's former preferred stockholders alleging a conspiracy to manipulate the price of the Company's stock in 1986 for the purpose of triggering a redemption of certain outstanding preferred stock of the Company. In 1992, Advanced Development
                                      F-20

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
& Engineering Centre ("ADEC"), a division of an indirect subsidiary of the Company, filed arbitration demands against the Pakistan Ordnance Factories Board ("POF") concerning ADEC's installation of a munitions facility for POF. POF filed arbitration counterclaims alleging that ADEC's alleged breach of contract caused POF to lose its entire investment in the munitions facility.
     The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or future results of operations.
     In 1988, the federal government filed suit in the U.S. District Court for the District of Rhode Island against Group's former Kayser-Roth Corporation subsidiary and others in connection with a Superfund site in Rhode Island. The District Court held Kayser-Roth liable under CERCLA for all past and future response costs. By Amended Administrative Order issued June 4, 1991, the EPA directed Kayser-Roth to implement the remedies set forth in its Record of Decision issued September 18, 1990. Since the beginning of fiscal 1990 to date, Kayser-Roth has paid approximately $2.9 million for past response costs, prejudgment interest and remediation. Kayser-Roth is in the process of complying with the remainder of the order. Group has agreed to indemnify Kayser-Roth with respect to this matter.
     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. It is a normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in investigation or remediation at certain sites. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors. As of January 29, 1994, the Company has established reserves of approximately $30.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations.
     The Company is subject to increasingly stringent Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages related to on-site and off-site soil and groundwater contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of the business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or results of operations.
     For additional information regarding the foregoing, see "ITEM 3. LEGAL PROCEEDINGS" appearing elsewhere herein.
                                      F-21

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
18. QUARTERLY FINANCIAL DATA (UNAUDITED):
     Summarized quarterly financial data for fiscal 1993 and 1992 follows (in thousands):

                                                                      INCOME (LOSS) FROM
                                                                    CONTINUING OPERATIONS
                                                                     BEFORE        AFTER         NET
                                                         GROSS       INCOME       INCOME       INCOME
FISCAL YEAR ENDED JANUARY 29, 1994        NET SALES      PROFIT       TAXES        TAXES       (LOSS)
First Quarter..........................   $  339,043    $ 78,948    $     156    $  (5,296)   $  (8,504)
Second Quarter.........................      289,694      61,230      (15,043)     (17,222)    (130,122)
Third Quarter..........................      334,629      84,445     (161,449)    (164,194)    (163,685)
Fourth Quarter.........................      342,151      85,104       11,258       10,020       10,020
                                          $1,305,517    $309,727    $(165,078)   $(176,692)   $(292,291)
                                                                          LOSS FROM
                                                                    CONTINUING OPERATIONS
                                                                     BEFORE        AFTER
                                                         GROSS       INCOME       INCOME         NET
FISCAL YEAR ENDED JANUARY 30, 1993        NET SALES      PROFIT       TAXES        TAXES        LOSS
First Quarter..........................   $  319,488    $ 72,564    $  (6,812)   $ (11,009)   $ (16,980)
Second Quarter.........................      319,713      74,081       (7,411)     (11,855)     (16,406)
Third Quarter..........................      314,873      70,819       (7,048)      (7,764)     (16,078)
Fourth Quarter (a).....................      323,426      81,563      (17,834)     (10,776)    (221,789)
                                          $1,277,500    $299,027    $ (39,105)   $ (41,404)   $(271,253)

(a) The fourth quarter of fiscal 1992 included fourteen weeks.
     The quarterly financial data above has been restated to reflect Kayser-Roth as a discontinued operation and Dura as a continuing operation.
     Loss from continuing operations before income taxes in the third quarter of fiscal 1993 includes the write-down of goodwill of $144.8 million and restructuring costs of $24.0 million. The fourth quarter of fiscal 1993 includes management equity plan expense of $26.7 million offset by the reversal of the third quarter restructuring costs. (See Note 3). Net loss in fiscal 1993 includes provisions for loss on disposal of discontinued operations of $1.8 million and $109.3 million in the first and second quarters, respectively. Loss from continuing operations before income taxes in fiscal 1992 includes restructuring costs of $10.0 million in the fourth quarter. Net loss in fiscal 1992 includes provision for loss on disposal of discontinued operations of $184.0 million in the fourth quarter.
     The Company's operations are not subject to significant seasonal influences.
19. SUBSEQUENT EVENT:
     On April 19, 1994, Holdings, as part of a proposed recapitalization (the "Recapitalization") filed a registration statement on Form S-2 for the issuance of 20.0 million shares of common stock. The Recapitalization, if effected, would result in the defeasance and redemption, or repayment, of virtually all outstanding debt and all preferred stock of Group. The sources of capital for the Recapitalization are proceeds of the public offering, cash on hand and amounts to be available under certain proposed new credit facilities aggregating $775 million. In connection with the Recapitalization, Holdings II, currently the sole common stockholder of Holdings, will be merged into Holdings and Holdings will change its name to Collins & Aikman Corporation. Concurrently, Group will be merged into its wholly owned subsidiary, C&A Co., which will change its name to C&A Products Co.
                                      F-22

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
To Collins & Aikman Group, Inc.:
     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Collins & Aikman Group, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated April 27, 1994. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.
                                             ARTHUR ANDERSEN & CO.
Charlotte, North Carolina,
April 27, 1994.
                                      S-1

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JANUARY 29,    JANUARY 30,
                                                                                            1994           1993
                                        ASSETS
Current Assets:
  Cash and cash equivalents...........................................................   $    69,403    $    57,094
  Receivable from sale of business....................................................        70,000             --
  Other current assets................................................................        40,952         37,188
     Total current assets.............................................................       180,355         94,282
Investments in and advances to subsidiaries...........................................       893,204      1,190,722
Long-term investments.................................................................            --         33,831
Other assets..........................................................................        30,140         27,888
                                                                                         $ 1,103,699    $ 1,346,723
                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt................................................   $        --    $    40,982
  Accounts payable and accrued expenses...............................................        96,777        113,436
  Other current liabilities...........................................................         3,748          9,067
     Total current liabilities........................................................       100,525        163,485
Long-term debt........................................................................       593,241        586,579
Other noncurrent liabilities..........................................................       199,457        107,220
Commitments and contingencies (Note 1)
Redeemable preferred stock............................................................           132            165
Preferred stock.......................................................................           181            181
Common stock..........................................................................         4,781          4,781
Other stockholder's equity............................................................       205,382        484,312
     Total stockholder's equity.......................................................       210,344        489,274
                                                                                         $ 1,103,699    $ 1,346,723

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR ENDED
                                                                              JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                                 1994           1993           1992
Other expenses.............................................................    $ (10,753)     $ (11,214)     $ (13,387)
Interest expense...........................................................      (74,977)       (90,940)       (94,630)
Loss from continuing operations before income taxes and equity in loss of
  subsidiaries.............................................................      (85,730)      (102,154)      (108,017)
Income tax benefit.........................................................          681          9,905         13,134
Equity in loss of subsidiaries.............................................     (123,242)       (42,227)       (79,512)
Loss from continuing operations............................................     (208,291)      (134,476)      (174,395)
Loss from discontinued operations..........................................      (84,000)      (136,777)          (431)
Loss before extraordinary item and cumulative change in accounting
  principle................................................................     (292,291)      (271,253)      (174,826)
Extraordinary item.........................................................           --             --         10,949
Cumulative effect of change in accounting principle........................           --             --         (6,638)
Net loss...................................................................    $(292,291)     $(271,253)     $(170,515)

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR ENDED
                                                                              JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                                 1994           1993           1992
Net cash provided by (used in) operating activities........................    $ (84,532)     $  57,000      $  51,688
Investing Activities:
  Proceeds from businesses sold............................................      148,743             --          5,598
  Sales of property, plant and equipment...................................       22,116          7,288          3,003
  Other....................................................................       52,987          1,285          4,868
     Net cash provided by investing activities.............................      223,846          8,573         13,469
Financing Activities:
  Net advances to subsidiaries.............................................      (74,467)       (41,455)        (2,515)
  Net reductions of long-term debt and capital lease obligations...........      (48,023)       (32,895)      (153,432)
  Other....................................................................       (4,515)        (4,536)        (4,515)
     Net cash used in financing activities.................................     (127,005)       (78,886)      (160,462)
Net increase (decrease) in cash............................................       12,309        (13,313)       (95,305)
Cash and cash equivalents at beginning of year.............................       57,094         70,407        165,712
Cash and cash equivalents at end of year...................................    $  69,403      $  57,094      $  70,407

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
1. PRESENTATION:
     These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. For disclosures regarding redeemable preferred stock and commitments and contingencies, see Notes 12 and 17, respectively, to Consolidated Financial Statements.
2. LONG-TERM DEBT:
     Long-term debt consisted of 7 1/2% to 10% debentures due 2005, 11 7/8% senior subordinated debentures due 2001, 15% subordinated notes due 1995 and 11 3/8% subordinated debentures due 1997. Maturities of long-term debt during each of the five fiscal years subsequent to January 29, 1994, are $0, $137,359,000, $24,500,000, $0 and $0, respectively. For additional disclosures regarding long-term debt, see Note 9 to Consolidated Financial Statements.
3. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL DISCLOSURES.
                                      S-4

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
             SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS (A)
 FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND JANUARY 25,
                                      1992
                                 (IN THOUSANDS)

                                                                          ADDITIONS
                                                                     CHARGED
                                                      BALANCE AT     TO COSTS    CHARGED                      BALANCE
                                                      BEGINNING        AND       TO OTHER                    AT END OF
DESCRIPTION                                            OF YEAR       EXPENSES    ACCOUNTS     DEDUCTIONS        YEAR
FISCAL YEAR ENDED JANUARY 29, 1994
Allowance for doubtful accounts......................  $   6,748     $  2,521     $  720(b)    $ (2,918)(c)   $   7,071
Valuation allowance for deferred tax assets..........  $ 251,426     $ 43,896     $   --       $ (6,118)      $ 289,204
FISCAL YEAR ENDED JANUARY 30, 1993
Allowance for doubtful accounts......................  $   6,401     $  3,700     $  765(b)    $ (4,118)(c)   $   6,748
Valuation allowance for deferred tax assets..........  $ 173,486(d)  $ 75,511     $3,758       $ (1,329)      $ 251,426
FISCAL YEAR ENDED JANUARY 25, 1992
Allowance for doubtful accounts......................  $   5,675     $  4,324     $  937(b)    $ (4,535)(c)   $   6,401

(a) The fiscal years ended January 30, 1993 and January 25, 1992 have been restated to exclude amounts related to discontinued operations.
(b) Reclassification and collection of accounts previously written off.
(c) Reclassifications and uncollectible amounts written off.
(d) The valuation allowance for deferred tax assets arose as a result of the Company's adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" as of the beginning of fiscal 1992. See Note 14 to Consolidated Financial Statements.
                                      S-5

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
 FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND JANUARY 25,
                                      1992
                                 (IN THOUSANDS)

                                                                    WEIGHTED
                                                                     AVERAGE                                    WEIGHTED
                                                                    INTEREST       MAXIMUM        AVERAGE       AVERAGE
                                                                     RATE ON       AMOUNT         AMOUNT        INTEREST
                                                     BALANCE AT      BALANCE     OUTSTANDING    OUTSTANDING       RATE
                                                       END OF       AT END OF    DURING THE     DURING THE     DURING THE
CATEGORY                                                YEAR          YEAR          YEAR         YEAR (A)       YEAR (B)
FISCAL YEAR ENDED JANUARY 29, 1994
Banks.............................................     $    41          7.3%       $ 5,000        $   388          7.5%
Other.............................................     $ 3,748          4.5%       $ 4,067        $ 2,455          4.4%
FISCAL YEAR ENDED JANUARY 30, 1993
Banks.............................................     $ 5,000          7.5%       $ 5,000        $   385          7.5%
Other.............................................     $ 4,067          3.9%       $ 4,179        $ 2,908          5.0%
FISCAL YEAR ENDED JANUARY 25, 1992
Banks.............................................     $ 2,217         12.5%       $11,677        $ 9,912         14.9%
Other.............................................     $ 4,179          5.8%       $ 5,050        $ 2,396          7.4%

(a) The average amount outstanding during the year was computed by dividing the total month-end outstanding principal balances by the number of months.
(b) The weighted average interest rates were computed by dividing the total interest expense on short-term debt by the average amount outstanding during the fiscal year.
                                      S-6

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
        SCHEDULE X -- SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION
 FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND JANUARY 25,
                                      1992
                                 (IN THOUSANDS)

                                                                                    CHARGED TO COSTS AND EXPENSES
                                                                                    FISCAL     FISCAL     FISCAL
ITEM                                                                                 1993       1992       1991
Maintenance and Repairs..........................................................   $36,842    $31,445    $27,862
Advertising Costs................................................................   $ 2,714    $ 2,515    $ 6,569