Form 10-Q
period 1994-04-30
COLLINS & AIKMAN GROUP INC
filed 1994-06-14
CIK 106998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the thirteen weeks ended April 30, 1994

                 Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the transition period from         to

                          Commission File Number 1-6761




                          COLLINS & AIKMAN GROUP, INC.







A Delaware Corporation                              (IRS Employer Identification
                                                                 No. 38-1954600)



                    8320 University Executive Park, Suite 102
                        Charlotte, North Carolina  28262
                            Telephone (704) 548-2350






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No   .

As of June 13, 1994, the number of outstanding shares of the Registrant's common stock, $0.10 par value, was 47,808,123 shares.



                        PART  I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.



                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                                                Thirteen Weeks Ended
                                                                              April 30,              May 1,
                                                                                1994                  1993

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  390,446           $  339,043

Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .       289,492              260,095
Selling, general and administrative expenses  . . . . . . . . . . . . . .        60,159               57,894
                                                                                349,651              317,989

Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,795               21,054

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . .        21,677               20,898


Income from continuing operations before income
    taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,118                  156
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,804                5,452

Income (loss) from continuing operations  . . . . . . . . . . . . . . . .        15,314               (5,296)
Discontinued operations:
    Loss from operations, net of income tax expense
        of $540 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                  (1,327)
    Loss on disposal, net of income tax expense of $0                              -                  (1,881)

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   15,314           $   (8,504)


  See accompanying notes.


                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           (Unaudited)
                                                                            April 30,           January 29,
                                                                              1994                  1994
                                  ASSETS
Current Assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $  135,266           $   78,363
    Accounts and notes receivable, net  . . . . . . . . . . . . . . . . .     212,708              200,368
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     189,709              176,062
    Receivable from sale of business  . . . . . . . . . . . . . . . . . .        -                  70,000
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49,831               53,397

        Total current assets  . . . . . . . . . . . . . . . . . . . . . .     587,514              578,190

Property, plant and equipment, at cost less
    accumulated depreciation and amortization of
    $301,203 and $290,514 . . . . . . . . . . . . . . . . . . . . . . . .     294,684              292,600
Goodwill, net of accumulated amortization of
    $138,311 and $133,645 . . . . . . . . . . . . . . . . . . . . . . . .     607,376              612,042
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,880               57,378

                                                                           $1,549,454           $1,540,210
                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,043           $    3,789
    Current maturities of long-term debt  . . . . . . . . . . . . . . . .     163,715               25,895
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .      78,188               85,591
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .     158,128              140,514
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,097                2,671

        Total current liabilities . . . . . . . . . . . . . . . . . . . .     407,171              258,460


Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     586,720              733,448
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         640                  640
Other, including postretirement benefit obligation  . . . . . . . . . . .     331,858              337,186
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . .

Redeemable preferred stock (aggregate preference in
    liquidation $129) . . . . . . . . . . . . . . . . . . . . . . . . . .         132                  132

Preferred stock (aggregate preference in
    liquidation $45,145)  . . . . . . . . . . . . . . . . . . . . . . . .         181                  181
Common stock (47,808 shares issued and outstanding) . . . . . . . . . . .       4,781                4,781
Other paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .   1,001,162            1,001,126
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .    (767,994)            (782,179)
Foreign currency translation adjustments  . . . . . . . . . . . . . . . .      (1,323)                 309
Pension equity adjustment . . . . . . . . . . . . . . . . . . . . . . . .     (13,874)             (13,874)

        Total stockholder's equity  . . . . . . . . . . . . . . . . . . .     222,933              210,344

                                                                           $1,549,454           $1,540,210

  See accompanying notes.


                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                            Thirteen Weeks Ended
                                                                          April 30,               May 1,
                                                                            1994                   1993


OPERATING ACTIVITIES
Income (loss) continuing operations . . . . . . . . . . . . . . . . . .  $   15,314            $   (5,296)
Adjustments to derive cash flow from continuing
    operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . .      17,586                20,133
        Increase in accounts and notes receivable . . . . . . . . . . .     (12,340)              (24,747)
        Decrease (increase) in inventories  . . . . . . . . . . . . . .     (13,647)                  689
        Increase (decrease) in accounts payable . . . . . . . . . . . .      (7,403)                  626
        Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .      18,537                 9,166

            Net cash provided by continuing
                operating activities  . . . . . . . . . . . . . . . . .      18,047                   571

Loss from discontinued operations . . . . . . . . . . . . . . . . . . .        -                   (3,208)
Adjustments to derive cash flow from discontinued
    operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . .        -                    5,495
        Net change in receivables, inventory and
            accounts payable  . . . . . . . . . . . . . . . . . . . . .        -                  (14,854)
        Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,540)              (25,203)

            Net cash used in discontinued operating
                activities  . . . . . . . . . . . . . . . . . . . . . .      (8,540)              (37,770)

INVESTING ACTIVITIES
Proceeds from businesses sold . . . . . . . . . . . . . . . . . . . . .      67,212                49,243
Additions to property, plant and equipment  . . . . . . . . . . . . . .     (15,286)               (7,267)

Sales of property, plant and equipment  . . . . . . . . . . . . . . . .       4,519                   815
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,464                (2,659)

            Net cash provided by investing activities . . . . . . . . .      58,909                40,132

FINANCING ACTIVITIES
Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . . . .       1,037                36,689
Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . . .     (10,336)              (23,800)
Net reduction of short-term borrowings  . . . . . . . . . . . . . . . .        (821)               (6,300)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,393)               (8,119)

            Net cash used in financing activities . . . . . . . . . . .     (11,513)               (1,530)

Increase in cash and cash equivalents . . . . . . . . . . . . . . . . .      56,903                 1,403
Cash and cash equivalents at beginning of period  . . . . . . . . . . .      78,363                80,141

Cash and cash equivalents at end of period  . . . . . . . . . . . . . .  $  135,266            $   81,544


 See accompanying notes.

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT
                                   (Unaudited)


A.     Acquisition by Collins & Aikman Holdings Corporation:

       On October 25, 1988, the Company, Collins & Aikman Holdings II Corporation (formerly WCI Holdings II Corporation) ("Holdings II") and Collins & Aikman Holdings Corporation (formerly WCI Holdings Corporation) ("Holdings") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Holdings, a corporation indirectly jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners"), and their respective affiliates, acquired approximately 80% of the shares of common stock of the Company on December 8, 1988 following a cash tender offer. Pursuant to the Merger Agreement, on April 13, 1989, a wholly owned subsidiary of Holdings was merged into the Company (the "Merger"), and the Company became a direct wholly owned subsidiary of Holdings.

B.     Basis of Presentation:

       The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform to the current presentation of continuing operations.

C.     Discontinued Operations:

       As of the end of fiscal 1992, the Company reclassified its Builders Emporium home improvement retail chain and its Engineering Group as discontinued operations. In March 1993, the Company sold the Engineering Group for approximately $51 million. Builders Emporium's inventory was sold during the third and fourth quarters of fiscal 1993 and substantially all accounts receivable and accounts payable balances were settled as of January 29, 1994. Remaining assets and liabilities of Builders Emporium relate primarily to real estate and workers compensation self-insurance liabilities, which continue to be liquidated.

       The Company's Kayser-Roth Corporation subsidiary ("Kayser-Roth") was reclassified as a discontinued operation at the end of the fiscal quarter ended October 30, 1993 and was sold on January 28, 1994 for a total price of $170 million (subject to post-closing purchase price adjustment). A portion of the proceeds was used to repay $66 million of borrowings under a Kayser-Roth credit facility. In connection with the sale, the Company received a 90-day $70 million senior unsecured bridge note from the purchaser, which was paid with accrued interest on April 27, 1994. Kayser-Roth has been reclassified as a discontinued operation for the quarter ended May 1, 1993.

       At the end of the second fiscal quarter ended July 31, 1993, Group decided to retain the Dura Convertible division of Wickes Manufacturing Company and accordingly Dura has been reclassified as a continuing operation for the quarter ended May 1, 1993.

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


       Interest expense has been allocated to discontinued operations based on the ratio of net book value (including reserves for loss on disposal) of discontinued operations to consolidated invested capital. Interest allocated to discontinued operations was $5.0 million for the quarter ended May 1, 1993. No interest was allocated to discontinued operations in the quarter ended April 30, 1994.

     The Company incurred fees during the first quarter of 1994 to Blackstone Partners of $100,000 for advisory services in connection with the sale of Builders Emporium's inventory, real estate and other assets. In addition, during the first quarter of 1994, the Company incurred expenses of $2.5 million for services performed by Blackstone Partners and WP Partners in connection with a comprehensive review of the Company's liabilities associated with discontinued operations, including surplus real estate, postretirement and workers compensation liabilities.

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

D.   Inventories:

     Inventory balances are summarized as follows (in thousands):

                                                                           April 30,           January 29,
                                                                               1994                1994

     Raw materials  . . . . . . . . . . . . . . . . . . . . . . . .          $  73,592             $   70,762
     Work in process  . . . . . . . . . . . . . . . . . . . . . . .             27,038                 24,739
     Finished goods . . . . . . . . . . . . . . . . . . . . . . . .             89,079                 80,561
                                                                             $ 189,709             $  176,062

E.   Interest Expense, Net:

     Interest expense for the quarters ended April 30, 1994 and May 1, 1993 is net of interest income of $2.3 million and $1.0 million, respectively.


F.   Long-Term Debt:

     During the first quarter of 1994, the Company incurred expenses of $2.75 million for services performed by WP Partners and $3.25 million for services performed by Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as certain other advisory services. These fees are included in "selling, general and administrative expenses."

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Concluded)
                                   (Unaudited)


     For additional information, including information regarding the proposed initial public common stock offering and recapitalization of Holdings, see "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

G.   Commitments and Contingencies:

     See "PART II - OTHER INFORMATION, Item 1. Legal Proceedings." The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or future results of operations.

     See also "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note C to Condensed Consolidated Financial Report elsewhere herein.

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PROPOSED RECAPITALIZATION

       As part of a proposed recapitalization (the "Recapitalization"), the Company's parent, Holdings, filed a registration statement on Form S-2 covering the sale in a public offering of 25 million shares of Holdings' common stock (the "Holdings Common Stock"). Of the 25 million shares of Holdings Common Stock offered, 20 million shares are being sold by Holdings and 5 million shares are being sold by Blackstone Partners and WP Partners (the "Selling Stockholders"). Holdings will not receive any of the proceeds from the sale of the shares being sold by the Selling Stockholders. The Selling Stockholders have also granted the underwriters in the public offering an option for 30 days to purchase up to an additional 3,750,000 shares of Holdings Common Stock.

       The Recapitalization, if it occurs, would result in the defeasance and redemption, or repayment, of all outstanding indebtedness and preferred stock of Group other than $22.6 million of mortgage and other debt which would remain outstanding. The sources of capital for the Recapitalization are proceeds of the public offering, available cash and amounts to be available under certain proposed new credit facilities (the "New Credit Facilities").

       The New Credit Facilities will consist of (i) a Closing Date Term Loan Facility in an aggregate principal amount of $450 million with a term of eight years (including a $45 million Canadian borrowing), (ii) a Delayed Draw Term Loan Facility in an aggregate principal amount of $25 million with a term of eight years (which may be drawn in full or in part on or prior to the first anniversary of the closing date), (iii) a Revolving Facility in an aggregate principal amount of up to $150 million with a term of seven years and (iv) a Receivables Facility in an aggregate principal amount of $150 million with a term of seven years. These facilities will include various restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical for such facilities.

       In connection with the Recapitalization, Holdings II, currently the sole common stockholder of Holdings, will be merged into Holdings and Holdings will change its name to Collins & Aikman Corporation. Concurrently, the Company will be merged into its wholly-owned subsidiary, Collins & Aikman Corporation ("C&A Co."), which will change its name to Collins & Aikman Products Co. The Company believes that the Recapitalization, which will reduce its interest expense, is in its best interests.


GENERAL

       After the acquisition of Group by Holdings in 1988, the Company implemented a restructuring plan designed to focus on certain businesses and to eliminate unnecessary corporate overhead. The Company accordingly divested 27 business units

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

which in 1988 contributed 73% of net sales. The aggregate proceeds from these divestitures were $1,643 million, and enabled the Company to reduce total indebtedness from $1,862 million at October 29, 1988 to $753.5 million at April 30, 1994. In addition, the Company reduced and consolidated corporate staffs. Throughout this period, the Company made substantial investments to enhance the competitive position of its three continuing business segments and to strengthen its position as a low-cost producer.

       All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

RESULTS OF OPERATIONS

       The Company's continuing business segments consist of Automotive Products, which supplies interior trim products to the North American automotive industry; Interior Furnishings, which manufactures residential upholstery in the United States; and Wallcoverings, which produces residential wallcoverings in the United States. The Company's net sales in the first quarter of fiscal 1994 were $390.4 million, with approximately $223.0 million (57.1%) in Automotive Products, $107.1 million (27.4%) in Interior Furnishings, and $60.3 million (15.5%) in Wallcoverings.

       The industries in which the Company competes are cyclical. Automotive Products is influenced by the level of North American vehicle production. Interior Furnishings is primarily influenced by the level of residential, institutional and commercial construction and renovation. Wallcoverings is also influenced by levels of construction and renovation and by trends in home remodeling.


FIRST QUARTER OF 1994 COMPARED TO FIRST QUARTER OF 1993

Net Sales and Operating Income

       Net sales increased 15.2% to $390.4 million in the first quarter of 1994 from $339.0 million in the corresponding period of 1993. The overall increase in net sales reflected improvement in Automotive Products and Interior Furnishings offset by a decrease in net sales at Wallcoverings.

       Automotive Products' net sales increased 27.6% in the first quarter of 1994 to $223.0 million as compared to $174.7 million in the first quarter of 1993. The increase in net sales is due to a 12% increase in North American auto build as compared to the first quarter of 1993 and to new fabric placements obtained in the third quarter of 1993 as well as increased production of several of the car lines served by the Company, including the Ford Mustang and the General Motors Cadillac, which exceeded the overall increase in the North American auto build. Operating income of the Automotive Products segment increased 132% to $32.3 million as compared to $13.9 million in the first quarter of 1993.

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Interior Furnishings' net sales increased 4.0% in the first quarter of 1994 to $107.1 million as compared to $103.0 million in the first quarter of 1993 as a result of increases at the segment's Decorative Fabrics and Floorcoverings groups. Net sales of the Decorative Fabrics group increased by 2.7% in the first quarter of 1994 to $84.2 million as compared to $82.0 million in the first quarter of 1993 due to an improvement in product mix on a stable unit volume. The Floorcoverings group's net sales increased 9.1% to $22.9 million as a result of increased installations. Operating income of the Interior Furnishings segment increased 39.3% to $12.7 million as compared to $9.1 million in the first quarter of 1993.

       Wallcoverings' net sales decreased 1.7% in the first quarter of 1994 to $60.3 million as compared to $61.4 million in the first quarter of 1993 due to sluggish demand by chain stores which was partially offset by modest growth in independent retailer ("dealer") business. Management believes that the growth in dealer business reflects benefits of the Company's initiative begun in late 1993 to increase product offerings. Operating income of the Wallcoverings segment increased 65.8% to $4.5 million for the first quarter of 1994 as compared to $2.7 million for the first quarter of 1993.

Gross Margin and Selling, General and Administrative Expenses

       Automotive Products' gross margin increased to 21.6% in the first quarter of 1994 from 17.9% in the first quarter of 1993, and selling, general and administrative expenses decreased from 9.9% to 7.1% of sales, due to improved absorption of fixed costs over a greater sales volume and due to continuing costs reduction initiatives.

       Interior Furnishings' gross margin increased to 29.7% from 26.8% as a result of improved product mix in the Decorative Fabrics and Floorcoverings groups as well as increased absorption of fixed costs.

       Wallcoverings' gross margin increased to 34.7% from 32.6% as a result of continuing cost reduction initiatives and improved manufacturing efficiencies.

Total Operating Expenses

       Total operating expenses were $349.7 million and $318.0 million in the first quarter of 1994 and the first quarter of 1993, respectively, including $8.7 million and $4.7 million of unallocated corporate expenses, respectively. Unallocated corporate expenses in the first quarter of 1994 include $3.2 million of expenses incurred for the performance of services by Blackstone Partners and $2.8 million for the performance of services by WP Partners in connection with the Company's review of refinancing and other strategic alternatives as well as certain other advisory services. Operating expenses allocated to the Company's three business segments totaled $340.9 million or 87.3% of sales in the first quarter of 1994 compared to $313.3 million or 92.4% of sales in the first quarter of 1993. This 5.1 percentage

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

point improvement is primarily the result of the allocation of fixed costs over a larger sales volume, improved manufacturing productivity, and continuing cost reduction initiatives at both the operating and corporate level. Operating expenses in the first quarter of 1994 and the first quarter of 1993 included goodwill amortization of $4.7 million and $5.8 million, respectively.

Interest Expense

       Interest expense allocated to continuing operations, net of interest income of $2.3 million in the first quarter of 1994 and $1.0 million in the first quarter of 1993, increased to $21.7 million during the first quarter of 1994 compared to $20.9 million in the first quarter of 1993. Interest expense, including amounts allocated to discontinued operations in 1993 and excluding interest income, decreased to $24.0 million during the first quarter of 1994 compared to $27.6 million in the first quarter of 1993. The decrease in interest expense was due primarily to a decrease in the Company's average borrowings.

Income Taxes

       In the first quarter of 1994 income taxes of $3.8 million consisted of foreign and state taxes. This amount compared to a foreign and state tax provision of $5.5 million in the first quarter of 1993.

Discontinued Operations

       The Company's loss from discontinued operations, including losses on disposals of $1.9 million, was $3.2 million for the first quarter of 1993.

Net Income

       The combined effect of the foregoing resulted in net income of $15.3 million in the first quarter of 1994 compared to a net loss of $8.5 million in the first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

       At April 30, 1994, the Company had cash and cash equivalents totaling $135.3 million compared to $78.4 million at January 29, 1994. The increase in the Company's cash balance is principally due to the receipt of the cash proceeds of $71.2 million from the repayment of the Kayser-Roth note referred to below. The Company's principal sources of funds are cash generated from continuing operating activities and borrowings under bank credit facilities.
Net cash provided by the operating activities of its continuing operations was $18.0 million for the quarter ended April 30, 1994. C&A Co. had $59.5 million of borrowing availability under a credit facility at April 30, 1994. Based on financial covenants in that credit facility, approximately $42 million could be paid to Group as a dividend. The Company's Canadian subsidiaries had $8.1 million of borrowing availability under a bank demand line of credit at April 30, 1994.

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       During the fourth quarter of 1993, the Company sold Kayser-Roth for approximately $170 million including a $70 million note. A portion of the proceeds was used to repay $66 million of borrowings under a Kayser-Roth credit facility. The Company's Engineering Group, which was discontinued in 1992, was sold during the first quarter of 1993 for approximately $51 million. Additionally, the Company has nearly completed the disposition of the real estate, inventory and other assets of Builders Emporium, which the Company discontinued at the end of 1992. The Kayser-Roth sale is subject to post-closing purchase price adjustment. On April 27, 1994, the Kayser-Roth note was paid with accrued interest. Group intends to use these cash proceeds of $71.2 million for general corporate purposes, including possibly the repurchase of a portion of its 15% Subordinated Notes due 1994 or other debt in open market or privately negotiated transactions.

       During the first quarter of 1994, the Company used cash from continuing operations and new borrowings of $1.0 million to repay $10.3 million of outstanding indebtedness. During the first quarter of 1993, the Company incurred new long-term indebtedness of $36.7 million and repaid existing indebtedness of $23.8 million.

       The Company's principal uses of funds for the next several years will be to fund principal and interest payments on its indebtedness, net working capital increases and capital expenditures. The Company makes capital expenditures on a recurring basis for replacement and improvements. As of April 30, 1994, the Company had approximately $43.0 million in outstanding capital commitments. Capital expenditures during the first quarter of 1994 aggregated $15.3 million. During 1994, the Company anticipates capital expenditures will aggregate approximately $80 million as compared to $44.9 million, $38.2 million and $38.9 million, during 1993, 1992 and 1991, respectively. This increase is due primarily to the planned acquisition of additional machinery and equipment at Decorative Fabrics' Mastercraft division as part of an $85 million five-year capital investment plan that was initiated this year for the purpose of expanding production capacity at Mastercraft to accommodate anticipated growth. Secondarily, this increase is due to the planned completion of an Automotive Products facility in Mexico for approximately $6.0 million. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. The Company currently estimates that capital expenditures in 1995 will exceed $60 million.

       The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management anticipates that the net cash requirements of its discontinued operations will be approximately $15.0 million for the remainder of 1994. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's needs relating to discontinued operations can

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

be adequately funded in 1994 by net cash provided by operating activities from continuing operations and by borrowings under bank credit facilities.

       From time to time, the Company evaluates acquisitions. The Company expects to fund any future acquisitions with net cash provided by operating activities, borrowings under bank credit facilities or the issuance of securities.

       If the Recapitalization is effected, the Company expects to have approximately $548 million of outstanding indebtedness and unused borrowing availability of approximately $95 million under the New Credit Facilities after giving effect to the Recapitalization. Management believes that, if the Recapitalization is effected, cash flow from operations and funds available under the New Credit Facilities will be sufficient to fund the Company's long- and short-term liquidity requirements, including working capital, capital expenditures and debt service requirements. However, even if the Recapitalization is effected, the Company and its subsidiaries will continue to have substantial indebtedness outstanding which could (i) adversely affect the Company's ability to obtain additional financing, (ii) decrease the amount of cash flow available for working capital, capital expenditures, acquisitions, general corporate or other purposes, (iii) place the Company at a competitive disadvantage and (iv) render the Company more vulnerable to increases in interest rates or economic downturns.

       As part of the Recapitalization as proposed, all the outstanding public debt and preferred stock of the Company would be defeased and redeemed. In addition, the C&A Co. Credit Agreement described below would be terminated and all borrowings thereunder would be prepaid.

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

       Since January 26, 1991, no additional dividends could be paid by Group to Holdings under the most restrictive provisions in the existing debt agreements of Group. Under these provisions, which are contained in the indenture, as amended (the "11-7/8% Indenture"), governing the 11-7/8% Senior Subordinated Debentures due 2001 (the "11-7/8% Securities"), as of April 30, 1994, Group would have needed to earn an additional $853 million of consolidated net income (as defined in the 11-7/8% Indenture) in order to eliminate the deficit in its dividend capacity (assuming no change in the other factors used to determine Group's dividend capacity).

       At April 30, 1994, the Company had total outstanding long-term indebtedness of $750.4 million (including the current portion of $163.7 million, $137.4 million of which is due on May 1, 1995) at varying interest rates between 5% and 15% per annum. Cash interest expense on that indebtedness for the remainder of 1994 will be approximately $78.7 million. Cash interest paid during the first quarter of 1994 and

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

1993 aggregated $8.5 million and $14.7 million, respectively.

       The maturities of long-term debt of the Company during the remainder of 1994 and for 1995 and 1996 are $20.6 million, $170.9 million and $63.3 million, respectively. Under the terms of the 11-7/8% Indenture, the Company is required to redeem $138 million aggregate principal amount of 11-7/8% Securities on each June 1 from 1993 through 2000 ("Mandatory Redemptions") and to repay the remaining outstanding 11-7/8% Securities at maturity on June 1, 2001. Under the terms of the 11-7/8% Indenture, if Adjusted Net Worth (as such term is defined in the 11-7/8% Indenture) is equal to or less than $700 million on the last day of any fiscal quarter (the "Minimum Equity Test"), the Company will be required to begin on the last day of the second fiscal quarter thereafter (unless the Minimum Equity Test is satisfied at the end of the intervening fiscal quarter) semi-annual redemptions ("Accelerated Redemptions") of $138 million aggregate principal amount of 11-7/8% Securities until all the 11-7/8% Securities are redeemed or until the Minimum Equity Test is again satisfied. The Company can reduce its obligation to make any cash Mandatory Redemption or Accelerated Redemption payment through the application of previously redeemed or purchased and canceled 11-7/8% Securities as permitted by the 11-7/8% Indenture. The Company has previously delivered for cancellation $1,033 million in aggregate principal amount of 11-7/8% Securities, which are available for such purpose. The Company satisfied the Minimum Equity Test at April 30, 1994. On that date, Adjusted Net Worth was $768 million. If the Company had not satisfied the Minimum Equity Test at that date and did not subsequently satisfy such test, the first cash redemption payment (after giving effect to credits for previously acquired 11-7/8% Securities) would be required at the end of the fiscal quarter ending April 1997. By comparison, if the Company continues to satisfy the Minimum Equity Test at all times or cures any failure of such test prior to any accelerated cash redemption payment becoming due, no cash redemption payment will be required until June 1, 2000.

       Group's C&A Co. subsidiary consummated a $225 million credit agreement with a syndicate of banks on May 22, 1991 that expires on May 15, 1998 (the "C&A Co. Credit Agreement"). In the first quarter of 1994, C&A Co. made net principal repayments under the C&A Co. Credit Agreement of $9.5 million. Availability under the C&A Co. Credit Agreement is determined monthly based upon C&A Co.'s receivables balance. The C&A Co. Credit Agreement permits C&A Co. to pay dividends to Group only if C&A Co. satisfies a minimum liquidity requirement of $25 million and then limits the amount of total dividends to $175 million plus 90% (or 100% if certain specified ratios are met) of C&A Co.'s net income (excluding the impact of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions") subsequent to April 27, 1991. As of April 30, 1994, an additional $59.5 million was available to C&A Co. under the C&A Co. Credit Agreement. Although, as of that date, approximately $93 million of additional dividends could be paid to Group under the dividend restriction in the C&A Co. Credit Agreement, other financial covenants in the C&A Co. Credit Agreement would limit the amount of dividends to approximately $42 million. C&A Co. and its subsidiaries are separate corporate entities and the assets of C&A Co. and its subsidiaries are available first and foremost to satisfy the claims of the creditors of C&A Co. and such subsidiaries. At April 30, 1994, receivables and fixed assets pledged as collateral under the C&A Co. Credit Agreement aggregated approximately $172 million

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

and $98 million, respectively.

       Group's Canadian subsidiaries have a bank demand line of credit that made available to them approximately $13.7 million at April 30, 1994, of which approximately $5.6 million was outstanding as of that date.

       Group's Board of Directors has authorized expenditures for the voluntary repurchase from time to time of Group's outstanding publicly traded debt securities. There were no repurchases of publicly traded debt during 1993 or the first quarter of 1994. Repurchases of publicly traded debt may be made from time to time through open market or privately negotiated transactions. The Company expects to fund any such additional repurchases out of the proceeds of the Kayser-Roth note referred to above, cash from operating activities or borrowings under existing or new lines of credit. Such repurchases may occur prior to the consummation of the proposed Recapitalization (which, if effected as proposed, would result in the defeasance and redemption of such debt) or at any other time, depending on market conditions, available cash and other factors that the Board of Directors of Group in its sole discretion deems relevant to the advisability of repurchasing publicly traded debt.

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

       The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. It is a normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites

                  COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Concluded)

where they and the Company may be jointly and severally liable. Under the scheme of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. Excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 15 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and nine additional sites where the Company is alleged to be responsible for costs of investigation or remediation. The Company's current estimate of its liability for these 24 sites is approximately $29.5 million. As of April 30, 1994, the Company has established reserves of approximately $30.3 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

       For additional information regarding the foregoing, see "PART II - OTHER INFORMATION, Item 1. Legal Proceedings" elsewhere herein.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.

       There have been no material developments in legal proceedings involving Group or its subsidiaries since those reported in Group's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.


Item 6.     Exhibits and Reports on Form 8-K.

(a)    Exhibits.

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

  Exhibit
  Number                            Description

   4.1      -  Specimen certificate representing the 15-1/2% Junior Cumulative
               Exchangeable Redeemable Preferred Stock of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.1 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 28, 1989 (SEC File No. 1-6761).

   4.2      -  Specimen certificate of Common Stock, par value $0.10 per share, of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4(a) of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1988 (SEC File No. 1-6761).

   4.3      -  Indenture dated as of January 26, 1985, pursuant to which 7-
               1/2%/10% Debentures due 2005 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit T3-C of Wickes Companies, Inc.'s Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3, as amended, dated January 2, 1985 (SEC File No. 22-13520).

   4.4      -  Indenture dated as of May 1, 1985, pursuant to which 11-3/8%
               Usable Subordinated Debentures due 1997 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(f) of Wickes Companies, Inc.'s Current Report on Form 8-K dated May 21, 1985 (SEC File No. 1-6761).

   4.5      -  Indenture dated as of May 1, 1985, pursuant to which 15%
               Subordinated Notes due 1995 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(g) of Wickes Companies, Inc.'s Current Report on Form 8-K dated May 21, 1985 (SEC File No. 1-6761).

 Exhibit
 Number                            Description

   4.6      -  Indenture dated as of June 1, 1986, pursuant to which 11-7/8%
               Senior Subordinated Debentures due 2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4 to Amendment No. 3 to Wickes Companies, Inc.'s Registration Statement on Form S-3 (Registration No. 33-4401) filed June 5, 1986.

   4.7      -  First Supplemental Indenture dated as of January 29, 1993, by and between Collins & Aikman Group, Inc. and Bank One, Columbus, NA regarding 11-7/8% Senior Subordinated Debentures due 2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.11 of Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.

   4.8      -  Second Supplemental Indenture dated as of January 29, 1993, by and between Collins & Aikman Group, Inc. and Bank One, Columbus, NA regarding 11-7/8% Senior Subordinated Debentures due 2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.12 of Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.

   4.9      -  Second Amendment and Restatement of Credit Agreement dated as of
               April 8, 1994, among Collins & Aikman Group, Inc. and Continental Bank, N.A., Individually and as Issuing Bank, is hereby incorporated by reference to Exhibit 4.9 of Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 29, 1994.

   4.10     -  Credit Agreement dated as of May 15, 1991, among Collins & Aikman
               Corporation, certain subsidiaries of Collins & Aikman Corporation, the financial institutions party thereto and Continental Bank N.A., as Agent,is hereby incorporated by reference to Exhibit 4.18 of Wickes Companies, Inc.'s Report on Form 10-Q for the quarter ended April 27, 1991.

   4.11     -  First Amendment to Credit Agreement dated as of March 11, 1992,
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

  Exhibit
  Number                            Description

  10.1      -  Stockholders Agreement dated as of December 6, 1988, among
               Blackstone Capital Partners L.P., Wasserstein Perella Partners, L.P., WCI Holdings II Corporation, WCI Holdings Corporation and WCI Acquisition Corporation is hereby incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 of WCI Holdings Corporation and Wickes Companies, Inc. (Registration No. 33-27143) filed February 22, 1989.

  10.2      -  Amendment No.1 to Stockholders Agreement dated as of May 1, 1992
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

  10.3      -  Employment Agreements dated as of June 16, 1989 between Wickes
               Companies, Inc. and certain executive officers is hereby incorporated by reference to Exhibit 10.1 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 27, 1990.

  10.4      -  First Amendment to Employment Agreements dated as of March 20,
               1990 between Wickes Companies, Inc. and certain executive officers is hereby incorporated by reference to Exhibit 10.2 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 27, 1990.

  10.5      -  Employment Agreement dated as of July 18, 1990 between Wickes
               Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 26, 1991.

  10.6      -  Agreement dated as of February 25, 1993 and First Amendment dated as of March 29, 1993 between Collins & Aikman Group, Inc. and a former executive officer is hereby incorporated by reference to
               Exhibit 10.8 of Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.

  10.7      -  Employment Agreement dated as of May 1, 1991 between Kayser-Roth
               Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.

  10.8      -  First Amendment to Employment Agreement dated as of May 1, 1991 between Kayser-Roth Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Group, Inc.'s Report on Form 10-Q for the quarter ended July 31, 1993.

  Exhibit
  Number                            Description

  10.9      -  Letter Agreement dated as of May 16, 1991 and Employment
               Agreement dated as of July 22, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.

  10.10     -  First Amendment to Employment Agreement dated as of February 24,
               1994 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed April 19, 1994.

  10.11     -  Letter Agreements dated as of May 16, 1991 between Collins &
               Aikman Corporation and certain executive officers is hereby incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed April 19, 1994.

  10.12     -  Employment Agreement dated as of February 1, 1992 between Collins
               & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed April 19, 1994.

  10.13     -  Amendment dated as of May 19, 1994 to Agreement dated as of
               February 1, 1992 between Collins & Aikman Corporation and an executive officer.

  10.14     -  Agreement dated as of March 23, 1992 between Collins & Aikman
               Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.

  10.15     -  First Amendment to Agreement dated as of April 4, 1994 between
               Collins & Aikman Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.14 of Collins & Aikman Group, Inc.'s Report on Form 10-K for the fiscal year ended January 29, 1994.

  10.16     -  Employment Agreement dated as of April 27, 1992 between Collins &
               Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed April 19, 1994.

  10.17     -  Letter Agreement dated as of August 12, 1992 between Collins &
               Aikman Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.

  Exhibit
  Number                            Description

  10.18     -  Employment Agreement dated as of March 1, 1993 between Imperial
               Wallcoverings, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed April 19, 1994.

  10.19     -  Employment Agreement dated as of October 1, 1993 between Collins
               & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed April 19, 1994.

  10.20     -  The Wickes Equity Share Plan, is hereby incorporated by reference to Exhibit 10.8 of Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.

  10.21     -  Warrant Agreement dated as of January 8, 1994 by and between
               Collins & Aikman Group, Inc. and Legwear Acquisition Corporation is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Holdings Corporation's Form 10-K for the fiscal year ended January 29, 1994.

  10.22     -  1993 Employee Stock option Plan is hereby incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed April 19, 1994.

  10.23     -  1994 Employee Stock option Plan is hereby incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed April 19, 1994.

  10.24     -  Acquisition Agreement dated as of November 22, 1993 as amended and restated as of January 28, 1994, among Collins & Aikman Group, Inc., Kayser-Roth Corporation and Legwear Acquisition Corporation is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Group, Inc.'s Current Report on Form 8-K dated February 10, 1994.

(b)     Reports on Form 8-K.

        On February 10, 1994, the Company filed a Current Report on Form 8-K dated January 28, 1994, reporting under Item 2 thereof ("Acquisition or Disposition of Assets") the sale of all of the outstanding stock of the Company's wholly-owned subsidiary Kayser-Roth Corporation to Legwear Acquisition Corporation, a corporation organized by Grupo Synkro, S.A. de C.V. of Mexico City, Mexico. Pro forma financial statements of the Company were filed with the report.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLLINS & AIKMAN GROUP, INC.
                                        (Registrant)



Dated:  June 13, 1994                   By: /s/ DAVID J. McKITTRICK
                                            David J. McKittrick
                                            (On behalf of the Registrant and
                                            as Principal Financial and
                                            Accounting Officer)