Form 10-Q/A
period 1993-10-30
COLLINS & AIKMAN GROUP INC
filed 1994-06-22
CIK 106998

SECURITIES AND EXCHANGE COMMISSION
                                     Washington D.C. 20549

                                          FORM 10-Q/A
                                      AMENDMENT NO.1 TO

                        X Quarterly Report Pursuant to Section 13 or 15(d)
                               of the Securities Exchange Act of 1934

                               For the quarter ended October 30, 1993

                                               or

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

As of December 13, 1993, the number of outstanding shares of the Registrant's common stock, $0.10 par value, was 47,808,123 shares.

               COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


  Index to Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1993.

                                                                Page No.
Introduction                                                         i
Item 1.    Financial Statements                                    I-1
Item 2.    Management's Discussion and Analysis of Financial      I-10
       Condition and Results of Operations

               COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                   AMENDMENT NO.1 ON FORM 10-Q/A
                         to the
                  Quarterly Report on Form 10-Q for
                the Fiscal Quarter Ended October 30, 1993


                        INTRODUCTION


 Amendment No.1 on Form 10-Q/A (this "Amendment") to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1993 filed December
14, 1993 (the "October 1993 10-Q") of Collins & Aikman Group Inc. (the "Company") is being filed by the Company to amend Items 1 and 2 of Part I of the October 1993 10-Q as set forth below and in the pages attached hereto.

  Item 1 of the October 1993 10-Q is hereby amended to restate the Company's consolidated financial statements at and for the thirteen and thirty-nine weeks ended October 30, 1993 to exclude a restructuring charge of $24 million that was previously recorded in error.

  Item 2 of the October 1993 10-Q is hereby amended to make certain revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations that are required as a result of the exclusion of the previously recorded restructuring charge.

  Except as described above, this Amendment makes no change to Item 1 and 2 of Part I of the October 1993 10-Q.

  Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, the complete text of Items 1 and 2, as amended, are included in this Amendment.

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



               COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands)


                                      Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                                       October 30, October 24, October 30, October 24,
                                          1993        1992        1993       1992
Net sales . . . . . . . . . . . . . . $ 334,629    $ 314,873   $ 963,366   $ 954,074

Cost of goods sold . . . . . . . . .    250,184      244,054     738,743     736,610
Selling, general and administrative
 expenses . . . . . . . . . . . . .      55,844       56,361     168,851     174,190
Goodwill write-down . . . . . . . . .   144,800         -        144,800         -

                                        450,828      300,415   1,052,394     910,800

Operating income (loss) . . . . . . .  (116,199)      14,458     (89,028)     43,274
Interest expense, net . . . . . . . .   (21,250)     (21,506)    (63,308)    (64,545)

Loss from continuing operations
 before income taxes . . . . . . . .   (137,449)      (7,048)   (152,336)    (21,271)
Income taxes . . . . . . . . . . . .      2,745          716      10,376       9,357

Loss from continuing operations . . .  (140,194)      (7,764)   (162,712)    (30,628)

Discontinued operations:
 Income (loss) from operations,
  net of income taxes . . . . . . .       509         (8,314)     (4,462)    (18,836)
 Loss on disposal, net of income
  taxes . . . . . . . . . . . . . .        -              -     (111,137)        -

Net loss . . . . . . . . . . . . . .  $(139,685)   $ (16,078) $ (278,311)  $ (49,464)



See accompanying notes.

          COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                 (in thousands)


                                                  October 30, January 30,
                                                     1993        1993
ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . $ 119,875     $ 80,141
  Accounts and notes receivable, net . . . . . . .  193,547      207,795
  Inventories . . . . . . . . . . . . . . . . . .   170,321      222,512
  Net assets of discontinued operations . . . . .   144,451       73,743
  Other . . . . . . . . . . . . . . . . . . . . .    24,022       28,694

     Total current assets. . . . . . . . . . . .     652,216     612,885

Property, plant and equipment, at cost less
  accumulated depreciation and amortization
  of $299,194 and $326,659  . . . . . . . . . . .    285,008     330,471
Goodwill, net of accumulated amortization of
  $128,980 and $147,909 . . . . . . . . . . . . .    616,707     801,276
Other assets . . . . . . . . . . . . . . . . . . .    66,866     118,794
                                                  $1,620,797 $ 1,863,426

     LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Notes payable . . . . . . . . . . . . . . . . .    $   731   $   9,067
  Current portion of long-term debt . . . . . . .     94,355      61,266
  Accounts payable . . . . . . . . . . . . . . . .    65,712      95,363
Accrued expenses. . . . . . . . . . . . . . . .      261,189     217,381

   Total current liabilities . . . . . . . . . .     421,987     383,077

Long-term debt . . . . . . . . . . . . . . . . . .   768,513     784,582
Deferred income taxes . . . . . . . . . . . . . . .    4,838       4,823
Other, including postretirement benefit obligation   217,833     201,505
Commitments and contingencies . . . . . . . . . . .
Redeemable preferred stock (aggregate preference in
  liquidation $106) . . . . . . . . . . . . . . .        109         165

Preferred stock (aggregate preference in
  liquidation $45,250) . . . . . . . . . . . . . .       181         181
Common stock (47,808 shares issued and
  outstanding) . . . . . . . . . . . . . . . . . .     4,781       4,781
  Other paid-in capital. . . . . . . . . . . . . . . 974,405     974,339
Accumulated deficit . . . . . . . . . . . . . . . . (767,052)   (485,355)
Foreign currency translation adjustments . . . . .     1,048       1,174
Pension equity adjustment . . . . . . . . . . . . .   (5,846)     (5,846)

   Total stockholder's equity . . . . . . . . .      207,517     489,274

                                                  $1,620,797 $ 1,863,426

 See accompanying notes.

          COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                (in thousands)

                                                     Thirty-Nine Weeks Ended
                                                     October 30,  October 24,
                                                        1993        1992
OPERATING ACTIVITIES
 Loss from continuing operations . . . . . . . . . . $ (162,712)  $  (30,628)
 Adjustments to derive cash flow from continuing
  operating activities:
   Depreciation and amortization . . . . . . . . .       60,704       60,031
   Goodwill write-down . . . . . . . . . . . . . .      144,800          -
   Increase in accounts receivable . . . . . . . .      (28,892)    (19,977)
   Decrease (increase) in inventories . . . . . .        (4,457)        720
   Decrease in accounts payable . . . . . . . . .        (3,596)       (599)
   Other, net . . . . . . . . . . . . . . . . . .        14,770     (10,509)
     Net cash provided by (used in) continuing
      operating activities . . . . . . . . . .           20,617        (962)

 Loss from discontinued operations . . . . . . . . .   (115,599)    (18,836)
 Adjustments to derive cash flow from discontinued
  operating activities:
   Loss on disposals . . . . . . . . . . . . . . .      111,137         -
    Depreciation and amortization. . . . . . . . .       15,747     18,593
   Net decrease (increase) in accounts receivable,
    inventory and accounts payable . . . . . . .         56,473     (14,179)
   Other, net . . . . . . . . . . . . . . . . . .       (85,049)       (859)

     Net cash used in discontinued operating
      activities . . . . . . . . . . . . . . .          (17,291)    (15,281)
 INVESTING ACTIVITIES
 Proceeds from businesses sold . . . . . . . . . . .     48,993         -
 Additions to property, plant and equipment . . . .    (35,334)    (42,240)
 Sales of property, plant and equipment . . . . . .      1,173       2,535
 Other, net . . . . . . . . . . . . . . . . . . . .     31,463      13,583

     Net cash provided by (used in) investing
      activities . . . . . . . . . . . . . . .          46,295     (26,122)
 FINANCING ACTIVITIES
 Issuance of long-term debt . . . . . . . . . . . .      73,657     18,399
 Reduction of long-term debt and capital lease
  obligations . . . . . . . . . . . . . . . . . . .    (64,183)    (10,905)
 Net reduction of short-term borrowings . . . . . .     (8,336)     (4,147)
 Dividends paid . . . . . . . . . . . . . . . . . .     (3,386)     (3,386)
 Other, net . . . . . . . . . . . . . . . . . . . .     (7,639)     (1,087)
     Net cash used in financing activities . .          (9,887)     (1,126)

 Increase (decrease) in cash and cash equivalents .     39,734     (43,491)

 Cash and cash equivalents at beginning of period .     80,141      98,537

 Cash and cash equivalents at end of period . . . .  $ 119,875   $  55,046

 See accompanying notes.

          COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT


A.  Acquisition by Collins & Aikman Holdings Corporation:

   On October 25, 1988, Collins & Aikman Group, Inc. ("Group" or the "Company"), Collins & Aikman Holdings II Corporation and Collins & Aikman Holdings Corporation ("Holdings") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Holdings, a corporation indirectly jointly owned by Blackstone Capital Partners L.P. and Wasserstein Perella Partners, L.P. and their respective affiliates, commenced a cash tender offer for up to 38,324,444 shares of common stock of the Company. On December 8, 1988, Holdings purchased 38,324,444 shares of common stock of the Company. Pursuant to the Merger Agreement, on April 13, 1989, each share of common stock of the Company was reclassified (the "Reclassification") into .45 shares of 15-1/2% Junior Cumulative Exchangeable Redeemable Preferred Stock of
Group (the "Intermediate Preferred Stock"). Immediately following the Reclassification, a wholly owned subsidiary of Holdings was merged into Group (the "Merger"), and each share of Intermediate Preferred Stock
(other than those held by Group, Collins & Aikman Holdings II
Corporation or any subsidiary of either, which were canceled, and any shares as to which appraisal rights, if any, were validly perfected) was converted into a share of 15-1/2% Cumulative Exchangeable Redeemable Preferred Stock of Holdings (the "Merger Preferred Stock") and Group became a direct wholly owned subsidiary of Holdings.

B.  Basis of Presentation:

  The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments, except for a special restructuring charge and the write-down of goodwill related to the Company's wallcoverings business) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform to the current presentation of continuing operations.

C.  Discontinued Operations:

  During fiscal 1991, the Company discontinued the remaining businesses of Wickes Manufacturing Company ("Wickes Manufacturing") consisting of its
Dura Convertible ("Dura"), Bumper and H. Koch & Sons ("H. Koch") divisions. In July 1992, the Company sold Bumper and H. Koch. As of the end of fiscal 1992, the Company reclassified Builders Emporium and the Engineering Group as discontinued operations held for sale. In March 1993, the Company sold the Engineering Group. During the fiscal quarter ended
July 31, 1993, the Company decided to retain Dura, which manufactures
OEM convertible top systems for the automotive industry, because no offers were received that met management's estimate of value. Subsequent to the end of such fiscal quarter, the Company began selling or disposing of Builders Emporium's inventory and other assets after the Company was unsuccessful in finding a buyer for the entire home improvement chain.
The fiscal quarter ended July 31, 1993 included a loss on disposal of discontinued operations of $109.3 million, principally to provide additional reserves for losses and costs in connection with the sale or disposition of Builders Emporium inventory, real estate and other assets and to provide for employee severance and other

 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)


costs. Subsequent to the end of the current quarter, the Company entered into a definitive agreement for the sale of Kayser-Roth Corporation ("Kayser-Roth"), which agreement is subject to financing and customary closing conditions. The results of Kayser-Roth, Builders Emporium, the Engineering Group, Bumper and H. Koch are classified as discontinued operations for all periods presented. The results of Dura have been classified as continuing operations for all periods presented. Sales of discontinued operations aggregated $704.9 million and $746.2 million for the thirty-nine week periods ended October 30, 1993 and October 24, 1992, respectively, and $267.6 million and $234.3 million for the quarters ended October 30, 1993 and October 24, 1992, respectively.

  Interest expense has been allocated to discontinued operations based on the ratio of net book value (including reserves for loss on disposal) of discontinued operations to consolidated invested capital. Interest allocated to discontinued operations was $11.1 million and $14.3 million for the thirty-nine week periods ended October 30, 1993 and October 24, 1992, respectively, and $2.3 million and $4.7 million for the quarters ended October 30, 1993 and October 24, 1992, respectively.


  Holdings has disclosed that it may sell additional assets of the Company. See "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

D.  Inventories:

  Inventory balances are summarized as follows (in thousands):

                                            October 30,   January 30,
                                               1993          1993

Raw materials . . . . . . . . . . . . . . .  $  69,206   $  66,829
Work in process . . . . . . . . . . . . . .     22,843      41,187
Finished goods . . . . . . . . . . . . . . .    78,272     114,496

                                            $  170,321  $  222,512

E.  Goodwill:

  At October 30, 1993, before giving effect to the write-down described below, the Company had $761.5 million of goodwill. A substantial portion (over 95%) of the goodwill arose from the Company's acquisition of Collins & Aikman Corporation ("C&A") in December 1986. During fiscal
1987, the Company's goodwill balance related to C&A was allocated to the individual business units of C&A. The fact that the Company was purchased by Holdings for significantly less than its historical net book value is one factor to be considered in assessing the recoverability of the full cost, including goodwill, of each of its businesses. Other factors to be considered include the occurrence of other events, such as significant and permanent downturns in the industries in which the Company operates, loss of a majority of customers, or introduction of substitute products. Management's policy is to continually review

     COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)


these and other factors, including the current and expected future results of the acquired entities, in assessing the recoverability of the goodwill related to each of its businesses. When the foregoing considerations suggest that a deterioration of the financial condition of the Company has occurred, the methodology used by the Company to determine whether there has been an impairment of goodwill is to assess whether the forecasted operating results (including a proportionate share of the Company's projected consolidated interest expense) of each of its business units will recover the recorded goodwill balance over the remaining amortization period.

  The specific factors and events as of October 30, 1993 considered by management include the following:

(bullet) Subsequent to the end of the second fiscal quarter, the Company began selling or disposing of Builders Emporium's inventory and other assets after management determined that the Company would not be able to find a buyer for the entire Builders Emporium chain of home improvement stores and that efforts to restore the chain to profitability were unlikely to succeed. As a result, at July 31, 1993, the Company was required to provide additional reserves for the significant reduction in estimated proceeds from disposition and the other costs to be incurred in its sale or disposition of the inventory and other assets of Builders Emporium.

(bullet) After actively marketing Dura for more than one year, the Company did not receive any offers that met management's estimates of value. As a result, at the end of the second quarter, the Company reclassified Dura as a continuing operation.

(bullet) As recently announced, the Company has entered into a definitive agreement for the sale of Kayser-Roth, which agreement is subject to financing and customary closing conditions. However, the expected gross proceeds of approximately $233 million (subject to adjustment) are below management's prior expectations of value, which management believes largely resulted from downward revisions in Kayser-Roth's expected operating results for fiscal 1993. This deterioration in outlook is primarily due to a drop in overall demand in 1993 to date for women's sheer hosiery and the continuing softness in demand for sock products in department and specialty stores. In connection with the sale of Kayser-
Roth, the Company will be required to indemnify the purchaser for certain environmental, lease and other liabilities of Kayser-Roth.

(bullet) During the second fiscal quarter it became apparent that the operations of the Company were not performing up to the Board's expectations in light of the cyclical recovery that was occurring in the economy as a whole. As a result, an Operating Committee of the Board was established. This Committee undertook a comprehensive strategic review of Holdings' continuing operations. This review led to the conclusion that there have been changes in the industries in which the Company operates. In particular, the automotive industry is in the process of a major, worldwide realignment that has created significant overcapacity and disrupted traditional customer/supplier relationships. This has intensified competitive pressures and has resulted in the prospect of lower average margins over the auto cycle than has been the case historically. In addition, the recovery of housing activity has been weaker than in prior economic upturns and

   COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)


consumer preferences have shifted away from wallcovering material. Although it is difficult to measure, management also believes the Company's wallcoverings business has lost some market share pending introduction of new product lines. Consequently, management has reduced its expectations regarding the long-term sales potential for wallcoverings and does not anticipate that margins will reach levels experienced in prior economic cycles. These constraints on margin recovery are being intensified by an industry-wide shift in distribution from small independent dealers to warehouse clubs and national discount chains.

The substantial and continuing losses of Builders Emporium and the inability of the Company to sell the Builders Emporium chain as an entity has left the Company with materially higher leverage and interest costs than previously anticipated. The inability of the Company to sell Dura at an acceptable price and the anticipated sale of Kayser-Roth on terms that are worse than management's prior expectations of value are additional adverse factors.
C&A and Dura are now the Company's only continuing operations and must carry Group's administrative overhead, debt service and substantial liabilities related to discontinued operations.

In spite of the industry-wide competitive pressures being experienced, management of the Company, based on the facts presently known to it, is currently expecting both cyclical and long-term improvement in the results of operations. However, management's analysis of the above factors and the long-term industry trends suggested that, given the Company's current capital structure, a deterioration of the financial condition of the Company has occurred. As a result, the Company forecasted the operating results for each of the Company's business units forward for 33 years, which approximates the remaining amortization period of the Company's goodwill at October 30, 1993, to determine whether net income would be sufficient to recover the remaining goodwill of each business unit.
The Company's forecast assumes that sales growth through 1998 will result from a continuation of the recovery in the automotive and home furnishings markets. After the business cycle peaks in 1998, the forecast reflects a moderate cyclical downturn and a contraction of margins. Over the long term, sales growth will be limited by capacity constraints and inflationary growth will be partially offset by competitive pricing pressures. Capital spending over the next five years will be increased from levels of the previous five years, principally to support the cyclical growth in the forecast. In general though, capital spending is limited to repair and replacement of existing capacity. The existing debt of the Company (after applying the expected proceeds from the sale of Kayser-Roth) is assumed to be amortized in accordance with its terms. Existing debt amortization, as well as other cash requirements, are assumed to be funded by new borrowings at an interest rate of 11%, which approximates the current average cost of borrowing of the Company.

Management believes that the projected future results, based on these assumptions, are the most likely scenario given the Company's current capital structure. In spite of the fact that the operating results reflected in the forecasts show improvement over the historical results achieved during the past few years, management concluded, based on the forecast, that the net income allocable to the Company's wallcoverings business ("Wallcoverings") over the forecast period (including a proportionate share of the Company's projected consolidated interest expense) would not be sufficient to recover its entire goodwill balance. Accordingly, the Company recorded a write-down of $144.8

COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)


million during the current quarter to reflect the portion of Wallcoverings' goodwill balance which is not forecasted to be recovered over the projection period. For the other business units of the Company, net income over the forecast period was sufficient to recover their respective goodwill balances. Management will continue to evaluate in the future whether there has been a further impairment in the ability of Wallcoverings to recover its remaining goodwill of $84.7 million or whether impairment has occurred with respect to the other operations of the Company.

Changes in the Company's goodwill balance are summarized as follows:


Balance at January 30, 1993                   $ 801,276

Amortization                                    (18,162)
Reclassification to discontinued operations     (21,607)
Goodwill write-down                            (144,800)

Balance at October 30, 1993                   $ 616,707


For additional information, See "PART I - FINANCIAL INFORMATION,
Item 2. Management's Discussion and Analysis of  Financial
Condition and Results of Operations" elsewhere herein.

F.  Restructuring Costs:

The third quarter ended October 30, 1993, as previously reported included a restructuring charge of $24 million that was recorded in error. As a result of this correction, the Company's operating loss, loss from continuing operations and net loss for the thirteen and thirty-nine weeks ended October 30, 1993, were reduced by $24 million as compared to the amounts previously reported.

G.  Interest Expense, Net:

Interest expense for the thirty-nine week periods ended
October 30, 1993 and October 24, 1992 is net of interest income of $3,666,000 and $3,043,000, respectively. Interest expense for the quarters ended October 30, 1993 and October 24, 1992 is net of interest income of $1,147,000 and $613,000, respectively.

H.  Long-Term Debt:

For information regarding financing activity, see "PART I -
FINANCIAL INFORMATION, Item 2. Management's Discussion and
Analysis of Financial Condition and Results of Operations" elsewhere herein.

I.  Commitments and Contingencies:

See "PART II - OTHER INFORMATION, Item 1. Legal Proceedings" elsewhere herein.

The ultimate outcome of any legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to

   COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Concluded)


it, have a material effect on the Company's consolidated financial condition or future results of operations.

J.  Subsequent Event:

On November 22, 1993, the Company entered into a definitive agreement for the sale of Kayser-Roth, which agreement is subject to financing and customary closing conditions. The Company intends to utilize expected proceeds from the disposition to repay outstanding bank debt of Kayser-Roth and to redeem a portion of the Company's outstanding 15% Subordinated Notes Due 1995. The balance of the expected proceeds will be used to increase the cash reserves of the Company. In connection with the sale of Kayser-Roth, Group will be required to indemnify the purchaser for certain environmental, lease and other liabilities of Kayser-Roth.

   COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.





Liquidity and Capital Resources


  As previously announced, on November 22, 1993, the Company entered into a definitive agreement for the sale of Kayser-Roth for gross proceeds of $233 million (subject to adjustment), which agreement is subject to financing and customary closing conditions. Approximately $70.5 million of the expected proceeds will be utilized to repay outstanding borrowings under the Kayser-Roth
Credit Agreement described below. A portion of the remaining expected proceeds is intended to be utilized to redeem a portion of the Company's 15% Subordinated Notes Due 1995 and the balance is to be used to increase the cash reserves of the Company. In connection with the sale of Kayser-Roth, the Company will be required to indemnify the purchaser for certain environmental, lease and other liabilities of Kayser-Roth.

  During the current quarter, the Company recorded a noncash charge of $144.8 million to write-down a portion of the Company's goodwill balance which related to the Company's wallcoverings business. The write-down does not impact the Company's liquidity or future cash flows.

  As of October 30, 1993, the Company had total outstanding indebtedness of $863.6 million. Cash interest expense on that indebtedness for the remainder of fiscal 1993 and for fiscal 1994 will be approximately $25 million and $90 million, respectively. At the end of fiscal 1992, the Company had total outstanding indebtedness of $860.8 million. Cash interest paid during the thirty-nine week periods ended October 30, 1993 and October 24, 1992 was approximately $64.0 million and $71.0 million, respectively.

  The maturities of long-term debt of the Company (excluding borrowings under the Kayser-Roth Credit Agreement described below, which the Company expects to prepay with the expected proceeds from the sale of Kayser-Roth) during the fourth quarter of fiscal 1993 are $6.0 million and for the 1994 and 1995 fiscal years are $24.4 million and $169.5 million, respectively. The maturities due in 1995 include $137.4 million of 15% Subordinated Notes, a portion of which the Company intends to call for early redemption out of the expected proceeds from the sale of Kayser-Roth. During the thirty-nine week periods ended October 30, 1993 and October 24, 1992, the Company expended $72.5 million and $15.1 million, respectively, for the reduction of indebtedness.

  The Company makes capital expenditures on a recurring basis primarily for repairs and replacement of existing capacity. During the thirty-nine week periods ended October 30, 1993 and October 24, 1992, the Company's capital expenditures were $35.3 million and $42.2 million, respectively. The Company anticipates that capital expenditures for the full fiscal year will approximate the fiscal 1992 level of $54.2 million. The Company expects capital spending over the next five years to be increased from levels of the previous five years principally to support cyclical growth.

  The Company has significant obligations relating to postretirement, casualty, environmental and other liabilities of divested businesses and will have additional such obligations after the sale of Kayser-Roth.
The Company currently expects that most of these liabilities will be paid over the next 15 years and a substantial amount of these liabilities will be paid in each of the next five years.

             COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


  The Company will require substantial amounts of cash to fund cash interest payments on its outstanding indebtedness, current maturities of long-term debt, capital expenditure requirements, liabilities relating to divested businesses and seasonal increases in working capital. The Company presently anticipates that its present cash balances, cash generated from operations, proceeds from the sale of Kayser-Roth, and borrowings under existing credit agreements will provide for the Company's cash requirements through the end of fiscal 1994 and into fiscal 1995. Beyond that, the Company expects that it will require alternative financings or asset sales to meet its cash requirements.
There can be no assurance as to the timing of any such financings or asset sales or the proceeds the Company could realize therefrom. In addition, restrictions in existing debt agreements of the Company could limit the ability of the Company to effect future financings or asset sales.

  As reflected in the accompanying Consolidated Balance Sheets, the Company had $119.9 million in cash and cash equivalents at October 30, 1993, as compared to $80.1 million at the beginning of the fiscal year. Cash and cash equivalents at October 30, 1993 include the cash balance of $.3 million held by C&A and $4.9 million held by Kayser-Roth, each a wholly owned subsidiary of the Company, and $21.6 million of cash on deposit with an insurer to cover future self-insured losses.

  Net cash provided by continuing and discontinued operating activities for the thirty-nine week period ended October 30, 1993 was $3.3 million compared to cash used of $16.2 million for the thirty-nine week period ended
October 24, 1992.

  On March 25, 1993, the Company sold the Engineering Group for total proceeds, before transaction expenses and including cash generated by the Engineering business, of $51.0 million. On October 22, 1993, the Company received $35.1 million from Wickes Lumber Company in exchange for a Wickes Lumber Company promissory note and warrant that the Company had received in partial consideration for the sale of Wickes Lumber Company in 1988.

  In connection with the acquisition of the Company by Holdings in 1988, the Company and Holdings entered into a credit agreement with certain banks, which, as amended through fiscal 1992, made available $30 million in revolving loans to the Company and certain subsidiaries (the "Working Capital Facility"). Effective March 12, 1993, the credit agreement was further amended, among other things, to permit the Kayser-Roth financing described below to take place, to reduce the maximum size of the Working Capital Facility to $5 million and to limit its use solely to the issuance of letters of credit. As a result of the reduced availability of letters of credit under this facility, the Company was required to increase its cash deposits with an insurer to cover future self-insured losses, which deposits were approximately $21.6 million at October 30, 1993. Effective
September 10, 1993, certain financial covenants of the Working Capital Facility were amended and waived and the expiration date was extended to September 30, 1994. At October 30, 1993, accounts receivable aggregating approximately $1.6 million, including approximately $1.2 million of Dura accounts receivable, were pledged as collateral under the Working Capital Facility. At October

          COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


30, 1993, $.9 million of letters of credit were outstanding under the Working Capital Facility. As a result of the write-down of goodwill described above, the Company was in default of the net worth and maximum leverage ratio covenants of the Working Capital Facility as of the last day of the fiscal quarter ended October 30, 1993. On December 13, 1993, the Working Capital Facility was amended to waive the default and to reduce the maximum size of the Working Capital Facility to $1 million.

  The Company's C&A subsidiary consummated a $225 million credit agreement with a syndicate of banks on May 22, 1991 that expires on May 15, 1998
(the "C&A Credit Agreement"). During the thirty-nine week period ended October 30, 1993, C&A made net principal repayments under the C&A Credit Agreement of $16.5 million and paid Group dividends aggregating $30 million. Availability under the C&A Credit Agreement is determined monthly based upon C&A's receivables balance. The C&A Credit Agreement permits C&A to pay additional dividends to Group only if C&A satisfies a minimum liquidity requirement of $25 million and then limits the amount of total dividends to $175 million plus 90% (or 100% if certain specified ratios are met) of C&A's net income (excluding the impact of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits
Other Than Pensions") subsequent to April 27, 1991. As of October 30, 1993, an additional $19.6 million was available to C&A under the C&A Credit Agreement. Although, as of that date, approximately $46.1 million of additional dividends could be paid to Group under the dividend restriction in the C&A Credit Agreement, other financial covenants in the C&A Credit Agreement would limit the amount of dividends to approximately $3.5 million. C&A and its subsidiaries are separate corporate entities and the assets of C&A and its subsidiaries are available first and foremost to satisfy the claims of the creditors of C&A and such subsidiaries. At October 30, 1993, receivables and fixed assets pledged as collateral under the C&A Credit Agreement aggregated approximately $173 million and $110 million, respectively.

  On March 12, 1993, Kayser-Roth and a bank consummated a $40 million credit agreement. Kayser-Roth initially borrowed $35 million under the credit agreement of which $26 million was paid to Group as a dividend. On May 27, 1993, Kayser-Roth completed a $75 million credit facility (the "Kayser-Roth Credit Agreement") with a group of banks to replace the $40 million credit agreement and, on July 6, 1993, Kayser-Roth paid an additional dividend of $26 million to Group. The maximum size of the Kayser-Roth Credit Agreement reduces by $7 million per year and expires on May 31, 1998. The Kayser-Roth Credit Agreement permits Kayser-Roth to pay additional dividends to Group in the amount of $9 million, then after May 1994, if Kayser-Roth satisfies a minimum liquidity requirement of $7.5 million and certain financial ratios, $5 million plus 50% (or 75% if certain financial ratios are met) of Kayser-Roth's net income subsequent to January 30, 1993. Kayser-Roth and its subsidiaries are separate corporate entities and the assets of Kayser-Roth and its subsidiaries are available first and foremost to satisfy the claims of the creditors of Kayser-Roth and such subsidiaries. At October 30, 1993, receivables and fixed assets pledged as collateral under the Kayser-Roth Credit Agreement aggregated approximately $40 million and $28 million, respectively. The Company used approximately $41 million of the proceeds from the original and the replacement Kayser-Roth credit facilities to redeem all of its

             COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


outstanding 12% Sinking Fund Debentures due January 31, 1994 on July 7, 1993. As indicated above, the Company expects to prepay the outstanding borrowings under the Kayser-Roth Credit Agreement of $70.5 million with the expected proceeds from the sale of Kayser-Roth.

  The Company's Canadian subsidiaries have a bank demand line of credit that made available to them approximately $15.2 million at October 30, 1993, of which approximately $6.7 million was outstanding as of that date.

  The Company is continually exploring borrowing opportunities and evaluating financing and strategic alternatives. In the latter part of fiscal 1992, the Company discussed with its financial advisors the possible issuance of new indebtedness for the purpose of refinancing existing debt. In order to enhance its ability to pursue the proposed refinancing and generally provide the Company with greater flexibility to position itself for potential debt refinancings and an eventual initial public equity offering, the Company obtained consents of registered holders of the 11-7/8% Senior Subordinated Debentures due 2001 (the "11-7/8% Securities") to certain amendments of the indenture governing the 11-7/8% Securities (the "11-7/8% Indenture").
During the current quarter, management was informed by its financial advisors that a refinancing, if accomplished, would not significantly reduce the Company's consolidated interest expense. In addition, the Company has been advised that it would not be feasible to raise new equity capital at this time in order to deleverage the Company.

  In 1989 and 1990, the Company's Board of Directors authorized expenditures for the voluntary repurchase from time to time of the Company's outstanding publicly traded debt securities. There were no repurchases of publicly traded debt during the thirty-nine week periods ended October 30, 1993 and October 24, 1992. Repurchases may be made from time to time through open market or privately negotiated transactions. The Company expects to fund any additional repurchases out of cash from operating activities or borrowings under existing or new lines of credit. The timing of any such repurchases will depend on market conditions, available cash and other factors that the Board of Directors in its sole discretion deems relevant to the advisability of repurchasing publicly traded debt.

  Since January 26, 1991, no additional cash dividends to Holdings have been permitted under the most restrictive provisions in the existing debt agreements of the Company. Under those provisions, which are contained in the 11-7/8% Indenture, as of October 30, 1993, the Company would have needed to earn approximately an additional $872 million of consolidated net income (as defined in the 11-7/8% Indenture, as amended) in order to eliminate the deficit in its dividend capacity (assuming no change in the other factors used to determine the Company's dividend capacity).

  Holdings continually evaluates the strategic fit of its various businesses. As previously announced, the Company began selling or disposing of Builders Emporium's inventory and other assets after the Company was unsuccessful in finding a buyer for the entire home improvement chain. The Company does not expect the disposition of Builders Emporium to have a significant impact on the liquidity of the Company. As

             COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


described above, the Company entered into a definitive agreement for the sale of Kayser-Roth on November 22, 1993, which agreement is subject to financing and customary closing conditions. The expected proceeds from the sale of Kayser-Roth will be used to repay debt and for general corporate purposes.
In addition, from time to time the Company has evaluated, and continues to evaluate, acquisitions of other businesses.


  For information regarding commitments and contingencies, see Note I to Condensed Consolidated Financial Report.

Results of Operations

  As described below, management determined that at the end of the current quarter, a portion of the Company's goodwill balance allocated to the Company's wallcoverings business, was not recoverable. Accordingly, the Company wrote off $144.8 million of goodwill as of the end of the current quarter. Except as noted otherwise, the following discussion of operating results excludes the impact of this write-down.

  During fiscal 1993 and 1992, the Company has had significant changes in the composition of its continuing operations which are important to understanding the financial statements. During fiscal 1991, the Company discontinued the remaining businesses of Wickes Manufacturing consisting of its Dura, Bumper and H. Koch divisions. In July 1992, the Company sold the Bumper and H. Koch divisions. As of the end of fiscal 1992, the Company reclassified Builders Emporium and the Engineering Group as discontinued operations held for sale. In March 1993, the Company sold the Engineering Group. At the end of the Company's second fiscal quarter ended July 31, 1993, the Company decided to retain Dura, which manufactures OEM convertible top systems for the automotive industry, because no offers were received that met management's estimates of value. As previously announced, on November 22, 1993, the Company entered into a definitive agreement for the sale of Kayser-Roth, which agreement is subject to financing and customary closing conditions. The results of Kayser-Roth, Builders Emporium, the Engineering Group,
Bumper and H. Koch are classified as discontinued operations for all periods presented. The results of Dura are now classified in the specialty textiles segment and prior reporting periods have been restated to reflect Dura as a continuing operation.

  For the quarter and thirty-nine weeks ended October 30, 1993, net sales increased 6.3% to $334.6 million and 1.0% to $963.4 million, respectively, as compared to the same periods of the prior year. Including the goodwill write-down, operating loss for the quarter and thirty-nine weeks ended October 30, 1993 was $116.2 million and $89.0 million, respectively, compared to operating income of $14.5 million and $43.3 million in the same periods of the prior year. Excluding the write-down of goodwill of $144.8 million, operating income increased to $28.6 million and $55.8 million for the quarter and thirty-nine weeks ended October 30, 1993. Operating income is determined by deducting all operating expenses, amortization of goodwill and the write-down of goodwill from revenues. Operating expenses do not include interest expense.

          COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


  The Company's specialty textiles segment had operating income of $17.8 million in the current quarter compared to operating income of $12.3 million in the third quarter last year, principally due to an 8.8% increase in sales from $181.9 million to $197.9 million. For the thirty-nine week period ended October 30, 1993, sales increased 2.8% to $562.8 million and operating income increased 15.4% to $40.7 million as compared to the same period of the prior year. This segment continues to experience intense customer pricing pressures as a result of excess capacity at both the automotive assembly plant and supplier levels. The improvement in sales and operating income during the quarter resulted from strong demand generated by a cyclical recovery in the industry as well as a rebound in sales of certain car models for which the Company is a principal supplier.

  Operating income for the home furnishings segment increased from $4.6 million in the third quarter last year to $12.6 million this year on a sales increase from $132.9 million to $136.7 million. For the thirty-nine weeks ended October 30, 1993, sales declined 1.5% to $400.5 million and operating income increased to $21.3 million from $15.2 million in the same period of the prior year. The increase in sales during the quarter is principally due to strong sales by the Company's decorative fabrics business offset by the continued sales decline in the wallcoverings business. Although housing activity shows signs of a cyclical recovery, the Company has not experienced increased sales of wallcovering products. Management attributes this to the shift in consumer demand away from wallcoverings and the adverse changes in consumer buying patterns described in Note E of Notes to Condensed Consolidated Financial Statements elsewhere herein. Although it is difficult to measure, management also believes the Company has lost some market share pending introduction of new product lines. This segment's increase in operating income resulted from the strong decorative fabric sales, the benefits of previous restructuring programs in the wallcoverings business and the reversal of unneeded inventory reserves of approximately $4.0 million.

  At October 30, 1993, before giving effect to the write-down described below, the Company had $761.5 million of remaining purchase price in excess of net assets acquired (goodwill). A substantial portion (over 95%) of the goodwill arose from the Company's acquisition of C&A in December 1986. The fact that the Company was purchased by Holdings for significantly less than its historical net book value is one factor to be considered in assessing the recoverability of the full cost of such businesses. Other factors to be considered include the occurrence of other events, such as significant and permanent downturns in the industries in which the Company operates, loss of a majority of customers, or introduction of substitute products.

  The substantial and continuing losses of Builders Emporium and the inability of Group to sell the Builders Emporium chain as an entity has left the Company with materially higher leverage and interest costs than previously anticipated. The inability of the Company to sell Dura at an acceptable price along with the anticipated sale of Kayser-Roth at a price and on terms that are worse than management's prior expectations of value are additional adverse factors. This situation, along with the adverse industry developments discussed in detail in Note E to Condensed Consolidated

          COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


Financial Report elsewhere herein, were considered by management in its continuing evaluations of the recoverability of the full cost of its continuing operations.

  In spite of the industry-wide competitive pressures being experienced, the Company, based on the facts presently known to it, currently expects both cyclical and long-term improvement in the results of operations. However, management's analysis of the above factors and the long-term industry trends suggested that, given the Company's current capital structure, a deterioration of the financial condition of the Company has occurred. As a result, the Company forecast the operating results for each of the Company's business units forward 33 years, which approximates the remaining amortization period at October 30, 1993, to determine whether net income would be sufficient to recover the remaining goodwill at each business unit. The Company's forecast assumes that sales growth through 1998 will result from a continuation of the recovery in the automotive and home furnishings markets. After the business cycle peaks in 1998, the forecast reflects a moderate cyclical downturn and a contraction of margins. Over the long term, sales growth will be limited by capacity constraints and inflationary growth will be partially offset by competitive pricing pressures. Capital spending over the next five years will be increased from levels of the previous five years principally to support the cyclical growth in the forecast. In general though, capital spending is limited to repair and replacement of existing capacity. The existing debt of the Company (after applying the expected proceeds from the sale of Kayser-Roth) is assumed to be amortized in accordance with its terms. Existing debt amortization, as well as other cash requirements, are assumed to be funded by new borrowings at an interest rate of 11%, which approximates the current average cost of borrowing of the Company.

  Management believes that the projected future results, based on these assumptions, are the most likely scenario given the Company's current capital structure. In spite of the fact that the operating results reflected in the forecasts show improvement over the historical results achieved during the past few years, management concluded, based on the forecast, that the net income allocable to Wallcoverings over the forecast period (including a proportionate share of the Company's projected consolidated interest expense) would not be sufficient to recover its entire goodwill balance. Accordingly, the Company recorded a write-down of $144.8 million during the current quarter to reflect the portion of Wallcoverings' goodwill balance which is not forecasted to be recovered over the projection period. For the other business units of the Company, net income over the forecast period was sufficient to recover their respective goodwill balances. Management will continue to evaluate in the future whether there has been a further impairment in the ability of Wallcoverings to recover its remaining goodwill of $84.7 million or whether impairment has occurred with respect to the other operations of the Company.

  Interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $82.4 million for the thirty-nine week period ended October 30, 1993 compared to $84.5 million for the same period of the prior year. Loss from continuing operations, net of tax, was $140.2 million and $162.7 million for

          COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Concluded)


the quarter and thirty-nine week periods ended October 30, 1993 as compared to $7.8 million and $30.6 million in the comparable periods of the prior year. The thirty-nine weeks ended October 30, 1993 includes a loss on disposal of discontinued operations of $111.1 million, principally to provide additional reserves for losses and costs in connection with the sale or disposition of Builders Emporium inventory, real estate and other assets and to provide for employee severance and other costs. Results for the quarter and thirty-nine week periods ended October 30, 1993 included income (losses) from discontinued operations, net of tax, of $.5 million and ($4.5) million, respectively, resulting in net losses of $139.7 million and $278.3 million, respectively.

Environmental Matters

  The Company's operations are subject to increasingly stringent Federal, state and local laws and regulations concerning the environment. These laws and regulations govern ongoing operations and require the remediation of sites associated with former operations. The Company has, over time, received notices that it is a potentially responsible party in a number of administrative proceedings at various sites. It is difficult to estimate the total cost of remediation due to the complexity of the environmental laws and regulations, the uncertainty regarding the extent of the environmental risks and the Company's responsibility and the selection of alternative compliance approaches. When it has been possible to reasonably estimate the Company's liability with respect to environmental matters, provisions have been made in accordance with generally accepted accounting principles.
In the opinion of the Company's management based on the facts presently known to it, the ultimate outcome of any of these environmental matters will not have a material effect on the Company's consolidated financial condition or future results of operations.

  For additional information regarding the foregoing, see "PART II - OTHER INFORMATION Item 1. Legal Proceedings" elsewhere herein.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on the 20th day of June 1994.

COLLINS & AIKMAN GROUP, INC.
(Registrant)



By: /s/ DAVID J. MCKITTRICK
    David J. McKittrick
    (on behalf of the Registrant
    and as Principal Financial
    and Accounting Officer)