Form 10-K/A
period 1994-01-29
COLLINS & AIKMAN GROUP INC
filed 1994-06-22
CIK 106998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


                               AMENDMENT NO. 1 TO

         (MARK ONE)
         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 29, 1994.
                                       OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes (X)   No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
     The aggregate market value of the $2.50 Convertible Preferred Stock, Series A held by nonaffiliates of the Registrant (based upon the closing price on the American Stock Exchange on May 2, 1994) was approximately $42,900,000.
     As of May 2, 1994, the number of outstanding shares of the Registrant's common stock, $0.10 par value, was 47,808,123 shares. Since April 13, 1989, all shares have been held by Collins & Aikman Holdings Corporation (formerly WCI Holdings Corporation).
                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

COLLINS & AIKMAN GROUP INC. AND SUBSIDIARIES

     INDEX TO AMENDMENT NO. 1 ON FORM 10-K/A TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 29, 1994.


                                                                                                      Page No.
    Introduction                                                                                          i
    Item  1.   Business                                                                                   1
    Item  7.   Management's Discussion and Analysis of Financial Condition and Results of                 7
               Operations
    Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          16
    Signatures                                                                                           21

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                         AMENDMENT NO. 1 ON FORM 10-K/A
                                     TO THE
                         ANNUAL REPORT ON FORM 10-K FOR
                     THE FISCAL YEAR ENDED JANUARY 29, 1994


                                  INTRODUCTION


     This Amendment No. 1 on Form 10-K/A (this "Amendment") to the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 filed May 4, 1994 (the "1994 10-K") of Collins & Aikman Group, Inc. (the "Company") is being filed by the Company to amend Items 1, 7 and 14 of the 1994 10-K as set forth below and in the pages attached hereto.


     Item 1 of the 1994 10-K is hereby amended to (i) add a statement at the end of the fourth paragraph thereof defining the terms "leading" and "largest", (ii) add statements regarding sufficiency of facilities at the end of each subsection of the Item headed "Facilities", (iii) add a statement at the end of "Wallcoverings-Products" regarding sales of Wallcoverings (residential) in the last three fiscal years and (iv) make certain other changes in the description of the Company's products. These revisions parallel amendments made to corresponding information in the Registration Statement on Form S-2 (Registration No. 33-53179) (the "Registration Statement") filed by the Company's parent, Collins & Aikman Holdings Corporation, largely as a result of comments from the Securities and Exchange Commission ("SEC") in reviewing the Registration Statement.


     Item 7 of the 1994 10-K is hereby amended to (i) exclude reference to a $24 million restructuring charge which was previously recorded in the third quarter of fiscal 1993 in error and reversed in the fourth quarter of fiscal 1993 and
(ii) make other changes in the text of Management's Discussion and Analysis of Financial Condition and Results of Operations in response to SEC comments on the Registration Statement and this Item of the 1994 10-K.


     Item 14 of the 1994 10-K is hereby amended to (i) file an additional exhibit (Exhibit 10.24), (ii) revise Note 2 "Summary of Significant Accounting Policies" to provide additional disclosure regarding the Company's deposits with an insurer and insurance reserves, provide policy disclosures regarding the Company's methodology for assessing the recoverability of long lived assets and disclose that newly issued accounting pronouncements will not have a material impact on the Company (iii) revise Note 19 "Quarterly Financial Data" to exclude a $24 million restructuring charge that was previously recorded in error, and restate the fourth quarter of fiscal 1993 to exclude the previously reported reversal of this charge and (iv) make additional changes to the Company's consolidated financial statements in response to the SEC's comments on the Registration Statement.


     Except as described above, this Amendment makes no change to Item 1, 7 and 14 of the 1994 10-K or to any of the documents listed in Item 14 and filed as part of the 1994 10-K.


     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, the complete text of Items 1, 7 and 14, as amended, are included in this Amendment. The Financial Statements, as amended, are being filed with, and constitute part of, this Amendment. Exhibit 10.24 is being filed with this Amendment through incorporation by reference to the Registration Statement. All other Exhibits to the 1994 10-K and the Financial Statement Schedules were filed with the 1994 10-K, are not amended by this Amendment and are not included with this Amendment.

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

     Since the acquisition of Group by Holdings (the "1988 Acquisition"), the Company has divested 27 businesses for approximately $1.6 billion. By the end of 1993, the Company had streamlined its operations into its three existing business segments. See Notes 4 and 16 to Consolidated Financial Statements.


     The Company is a leader in each of its three business segments: Automotive Products, the largest supplier of interior trim products to the North American automotive industry; Interior Furnishings, the largest manufacturer of residential upholstery fabrics in the U.S.; and Wallcoverings, the largest producer of residential wallcoverings in the U.S. For certain financial information regarding the Company's business segments, see Note 16 to Consolidated Financial Statements and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." With respect to market or competitive information, references to the Company as "a leader", "a leading" or "one of the leading" manufacturers in a particular product category mean that the Company is one of the principal manufacturers in that product category and references to the Company as "the leader", "the largest" or "the leading" manufacturer in a particular product category mean that the Company has the largest market share based on dollar sales volume in that product category.


     All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

AUTOMOTIVE PRODUCTS
GENERAL

     The Company is a leading designer and manufacturer of automotive products with 1993 net sales in this segment of $677.9 million. Automotive Products supplies four major interior trim products -- automotive seat fabric ("bodycloth"), molded floor carpets, accessory floor mats and luggage compartment trim -- and convertible top stacks. Automotive Products had 1993 net sales in these product lines of $541.5 million. Automotive Products has supplied interior trim products to the automotive industry for over 60 years. While some interior trim suppliers have sales volumes equivalent to or greater than that of the Company in a single product line, management believes that the Company sells a wider variety of interior trim products, has products on more vehicle lines and has a broader, more uniform sales penetration at foreign owned North American automotive production and assembly facilities ("Transplants") and U. S. automotive equipment manufacturers (together with Transplants, "OEMs") than any of its competitors.

     The Company's sales are dependent on certain significant automotive customers. Sales to General Motors Corporation accounted for more than 10% of the Company's net sales in each of 1993, 1992 and 1991, and sales to Chrysler Corporation accounted for approximately 10% of the Company's net sales in each of 1993 and 1992.
                                       1

     Automotive industry demand historically has been influenced by both cyclical factors and long-term growth trends. Since nearly all of the historic growth in the stock of light vehicles has been associated with increases in the driving age population and real per capita income, the Company anticipates that the fleet of light vehicles will continue to grow at rates consistent with these factors.


     Annual new car and truck sales historically have been cyclical. In the most recent cycle, U.S. light vehicle sales declined from an average of 15.4 million units per year in 1986-1988 to a low of 12.3 million units in 1991. Since late 1993, however, U.S. light vehicles sales have accelerated.

PRODUCTS
     Automotive Products manufactures five principal products: automotive seat fabric, molded floor carpets, accessory floor mats, luggage compartment trim and convertible top stacks. Automotive Products also produces a variety of other automotive and nonautomotive products.

     AUTOMOTIVE SEAT FABRIC. Automotive Products manufactures a wide variety of bodycloth, including flat-wovens, velvets and knits. Automotive Products also laminates foam to bodycloth. In 1993, 1992 and 1991, Automotive Products had net sales of bodycloth of $221.2 million, $191.1 million and $189.8 million, respectively.


     MOLDED FLOOR CARPETS. Molded floor carpets includes polyethylene, barrier-backed and molded urethane underlay carpet. In the Company's automotive molded floor product line, it has developed a "foam-in-place" process to provide floor carpeting with enhanced acoustical and fit characteristics, resulting in a substantial gain in unit selling prices. In 1993, 1992 and 1991 net sales of molded floor carpets were $181.1 million, $173.1 million and $161.9 million, respectively.

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

     OTHER. Automotive Products also produces a variety of other auto products, including die cuts for automotive interior trim applications, convertible power train units, headliner fabric, molded package shelves, molded hood insulator pads, foam laminated door fabrics and carpet trim, and roll goods for export and domestic consumption. Small volumes of certain products, such as residential floor mats, casket and tie linings and sliver knits, are sold to other commercial and industrial markets.

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

FACILITIES

     Automotive Products has 34 manufacturing, warehouse and other facilities located in the U.S., Canada and Mexico aggregating approximately 5.9 million square feet. The majority of these facilities are located in North Carolina, Ohio and Michigan and in Ontario and Quebec, Canada. Approximately 90% of the total square footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide just-in-time ("JIT") inventory delivery to the Company's customers. Capacity at any plant depends, among other things, on the product being produced, the processes and equipment used and tooling. This varies periodically, depending on demand and shifts in production between plants. The Company currently estimates that its Automotive Products plants generally operate at between 50% and 100% of capacity on a six-day basis. The Company's capacity utilization in this segment is generally in line with its past experience in similar economic situations, and the Company believes that its existing facilities are sufficient to meet both this segment's existing needs and its anticipated growth requirements. The Company does not anticipate any circumstances that would render its facilities inadequate for its projected needs.

INTERIOR FURNISHINGS
     Interior Furnishings designs and manufactures residential and commercial upholstery fabrics through its Decorative Fabrics group and high-end specified contract floorcoverings through its Floorcoverings group. In 1993, the Interior Furnishings segment had net sales of $407.2 million.
DECORATIVE FABRICS
     GENERAL. Interior Furnishings' Decorative Fabrics group is the largest designer and manufacturer of upholstery fabrics in the U.S. The Decorative Fabrics group had 1993 net sales of $313.6 million. Decorative Fabrics strives to be the preferred supplier of middle to high-end flat-woven upholstery fabrics to furniture manufacturers and fabric distributors. This group's primary division, Mastercraft, is the leading manufacturer of flat-woven upholstery fabrics. Management believes that Mastercraft has substantially more Jacquard looms and styling capacity dedicated to upholstery fabrics, and offers more patterns (approximately 14,000) in a greater range of price points than any of its competitors. The breadth and size of Mastercraft's manufacturing and design capabilities provide it with exceptional flexibility to respond to changing customer demands and to develop innovative product offerings. In order to accommodate anticipated growth, the Company recently initiated a plan to invest $85 million in Mastercraft between 1994 and 1998. Investment is targeted toward the purchase of high-speed looms to increase capacity and productivity, new electronic jacquard heads to reduce pattern changeover times, and computer monitoring systems to provide information about the manufacturing processes and to improve quality, productivity and capacity.
     The three primary types of upholstery fabric are flat-wovens, velvets and prints. Flat-woven fabrics are made in two major styles: Jacquard, which is produced on high-speed computerized looms capable of weaving intricate designs into the fabric, and Dobby, a plain fabric produced on standard looms. Demand for upholstery fabric generally varies with economic conditions, particularly sales of new and existing homes, and is directly associated with sales of upholstered furniture at the retail level. Shifts in consumer taste can also affect demand for upholstery fabric.
     PRODUCTS. Decorative Fabrics' four operating divisions are Mastercraft, Cavel, Warner and Greeff. Mastercraft and Cavel design and manufacture Jacquards, velvets and other woven fabrics for the furniture, interior design, commercial, recreational vehicle and industrial markets. Greeff and Warner design and distribute high-end designer fabrics to interior designers and specialty retailers in the U.S. and the U.K., respectively.
     Decorative Fabrics had net sales of flat-woven products in 1993, 1992 and 1991 of $268.9 million, $254.7 million and $214.5 million, respectively.
     CUSTOMERS. Decorative Fabrics is a primary supplier to virtually all major furniture manufacturers in the U.S., including La-Z-Boy, Ethan Allen, Thomasville, Flexsteel, Bassett, Broyhill, Baker, Henredon, Rowe and
                                       3

Robert Allen. Due to the breadth of its product offerings, strong design capabilities and superior customer service, the Company has developed close relationships with many of Decorative Fabrics' over 1,000 customers.

     Nearly all of Decorative Fabrics' products are made to customer order. This reduces the amount of raw material and finished goods inventory required and greatly reduces product returns, thereby improving profit margins.

     COMPETITION. The U.S. upholstery fabrics market is highly competitive. Manufacturers compete on the basis of design, quality, price and customer service. Decorative Fabrics' primary competitors include Quaker Fabric Corporation, Culp, Inc., Joan Fabrics Corp. and the Burlington House Upholstery Division of Burlington Industries, Inc.

     FACILITIES. Mastercraft operates four weaving plants and one finishing plant in North Carolina aggregating 1.1 million square feet, of which approximately 93% is owned and the remainder is leased. Cavel shares manufacturing capacity with Automotive Products at three plants in Roxboro, North Carolina. Greeff and Warner are designers and distributors, subcontracting all manufacturing. During the last three years, the Company's capacity utilization in the Mastercraft division of the Decorative Fabrics group has consistently averaged nearly 100% on a six-day basis. The Company believes that its existing facilities are sufficient to meet the Decorative Fabrics group's existing needs and, after taking into account Mastercraft's five-year capital investment plan (see "ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources"), anticipated growth requirements. Assuming the completion of Mastercraft's five-year capital investment plan, the Company does not anticipate any circumstances that would render its Decorative Fabrics facilities inadequate for its projected needs.

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

     PRODUCTS. Floorcoverings' key competitive advantage in its principal products, six-foot wide rolls and modular carpet tiles, is its patented Powerbond RS(Register mark) adhesive technology, which has 14 years of patent protection remaining. Because the Powerbond RS(Register mark) system uses a peel-and-stick adhesive as opposed to a wet adhesive, it permits the installation of floorcoverings directly on floor surfaces, including existing carpeting, with substantially reduced labor costs and without the fumes of conventional wet adhesives. This allows for less disruptive and less time-consuming installation and, for this reason, is particularly attractive to institutions such as schools and hospitals. In addition to reducing installation downtime for customers to as little as one day, management believes Floorcoverings' product exhibits demonstrably superior durability and cleaning characteristics ideally suited for high-traffic areas such as airline terminals and customers such as Discovery Zone and Blockbuster.

     COMPETITION. The commercial carpet industry is highly competitive, and several of Floorcoverings' competitors have substantially greater commercial carpet sales in the commodity segments of the industry, segments in which Floorcoverings does not compete. Floorcoverings' niche products have demanding specifications and generally cannot be manufactured using the equipment which currently supplies most of the industry's commodity
                                       4
products. The Company's primary competitors are Interface, Milliken & Company, Mohawk Industries and Shaw Industries, Inc.

     FACILITIES. Floorcoverings owns and operates four facilities in Dalton, Georgia aggregating approximately 630,000 square feet. The Company currently estimates that Floorcoverings' plants operate at between 35% and 80% of capacity on a six-day basis. The Company's capacity utilization in the Floorcoverings group is generally in line with its past experience in similar economic situations, and the Company believes that its existing facilities are sufficient to meet both this group's existing needs and its anticipated growth requirements. The Company does not anticipate any circumstances that would render its Floorcoverings facilities inadequate for its projected needs.

WALLCOVERINGS
GENERAL

     Wallcoverings, which operates under the name "Imperial", is a leading manufacturer and distributor of a full range of wallcoverings for the residential and commercial sectors of the wallcoverings market with 1993 net sales of $220.4 million. It is the only producer of wallcoverings in the U.S. that is fully integrated from paper production through design and distribution. In addition, management believes that Imperial has a competitive advantage due to its extensive in-house design expertise and licensing arrangements, its low cost, vertically-integrated manufacturing capability and its advanced customer ordering and service network.

     The wallcoverings industry experienced significant and consistent growth from the early 1980s through 1987. This growth resulted in part from increases in new construction starts and existing home sales, which peaked in 1986 to 1987. In addition, a one-time surge in demand created a new industry-wide layer of inventory as a result of the rapid growth of large in-stock retailers. Between 1983 and 1987, the industry's physical shipment volume increased from 137 million to 200 million rolls of wallpaper per year, a 9.9% annual growth rate. Between 1987 and 1990, the industry underwent a contraction, with volume declining dramatically from 200 million rolls in 1987 to 174 million rolls in 1990, a 4.5% annual decline. This resulted from a slowdown in the overall economy, particularly in the housing market, coupled with a reduction in inventory by overstocked retailers. From 1991 to 1993, the industry's physical shipment volume increased at a compound annual growth rate of 3.0%.
     The wallcoverings market can generally be divided into the residential and commercial sectors with the residential sector being the larger of the two sectors. Demand for wallcoverings is primarily influenced by levels of construction, renovation and remodeling. In addition to these cyclical factors, shifts in consumer taste between wallpaper and paint can be a factor. The two primary distribution channels within the residential sector of the wallcoverings market are independent retailers ("dealers") and retail chains.
     The industry contraction of the late 1980s and early 1990s left Imperial with unutilized manufacturing capacity, an oversized distribution network and excess product offerings. Between 1989 and 1992, Imperial implemented a comprehensive downsizing program designed to bring Imperial's high fixed-cost structure into better alignment with the changed industry environment. Imperial closed 22 showrooms and 12 warehouses and reduced fixed costs by nearly 15%. Imperial also substantially reduced the annual introduction rate of new collections and virtually eliminated its use of independent distributors in favor of exclusive captive distribution. This restructuring program improved manufacturing efficiencies, but it adversely affected sales and led to a reduction in shelf space and market share. As a result, Imperial's sales declined during 1992 and into 1993, despite what management now believes to have been a moderate upturn in industry conditions.
     A new management team installed in February 1993 determined that the reduction in new collections had been too severe. Accordingly, in late 1993, management instituted a second restructuring program to bolster its new product introduction rate through aggressive product design efforts. This product line renewal led to 62 collections being introduced in 1993 and 70 collections being planned for introduction in 1994, compared to 45 in 1992. Management is also broadening its selection of in-stock programs and improving its order fulfillment capabilities.
                                       5

PRODUCTS

     Management believes Imperial has maintained its market position due to its competitive edge in color and design. Its in-house studio of approximately 35 artists represents a major strategic investment by Imperial which is supplemented by an active licensing program under which Imperial licenses proven designs from well-known designers. Imperial is continuously introducing new designs and color concepts that supplement its already vast library.

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

     In 1993, 1992 and 1991, net sales of Wallcoverings (residential) were $196 million, $214 million and $211 million, respectively.

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

     Imperial operates five manufacturing facilities in the United States and three in Canada, as well as three distribution centers in the United States aggregating 1.5 million square feet. Of this amount approximately 82% is owned and the remainder is leased, including the three U.S. distribution centers. The Company currently estimates that its Wallcoverings facilities that produce surface print paper generally operate at approximately 35% of capacity on a five-day basis and its facilities that produce gravure paper generally operate between approximately 80% and 100% of capacity on a five-day basis. The Company's capacity utilization in this segment is generally in line with its past experience in similar economic situations, and the Company believes that its existing facilities are sufficient to meet both this segment's existing needs and its anticipated growth requirements. The Company does not anticipate any circumstances that would render its Wallcoverings facilities inadequate for its projected needs.

RAW MATERIALS
     Raw materials and other supplies used in the Company's operations are normally available from a variety of competing suppliers. The loss of a single or few suppliers would not have a material adverse effect on the Company.
                                       6

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




                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with "ITEM 6. SELECTED FINANCIAL DATA" and the Consolidated Financial Statements of the Company and the notes thereto, included elsewhere in this Form 10-K.
RECENT DEVELOPMENTS

     As part of a proposed recapitalization (the "Recapitalization"), the Company's parent, Holdings, filed a registration statement on Form S-2 covering the sale in a public offering of 25 million shares of Common Stock. Of the 25 million shares of Common Stock offered, 20 million shares are being sold by Holdings and 5 million shares are being sold by Blackstone Partners and WP Partners (the "Selling Stockholders"). Neither Holdings nor Group will receive any of the proceeds from the sale of the shares being sold by the Selling Stockholders. The Selling Stockholders have also granted the underwriters in the public offering an option for 30 days to purchase up to an additional 3,750,000 shares of Common Stock.


     The Recapitalization, if it occurs, would result in the defeasance and redemption, or repayment, of all outstanding indebtedness and preferred stock of the Company and its subsidiaries other than approximately $22.6 million of mortgage and other debt which would remain outstanding. The sources of capital for the Recapitalization are proceeds of the public offering, available cash and amounts to be available under certain proposed new credit facilities (the "New Credit Facilities").


     The New Credit Facilities will consist of (i) a Closing Date Term Loan Facility in an aggregate principal amount of $450 million with a term of eight years (including a $45 million Canadian borrowing), (ii) a Delayed Draw Term Loan Facility in an aggregate principal amount of $25 million with a term of eight years (which may be drawn in full or in part on or prior to the first anniversary of the closing date), (iii) a Revolving Facility in an aggregate principal amount of up to $150 million with a term of seven years and (iv) a Receivables Facility in an aggregate principal amount of $150 million with a term of seven years. These facilities will include various restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical of such facilities.


     In connection with the Recapitalization, Holdings II, currently the sole common stockholder of Holdings, will be merged into Holdings. Concurrently, the Company will be merged into its wholly-owned subsidiary, Collins & Aikman Corporation ("C&A Co."). Holdings intends to change its name from Collins & Aikman Holdings Corporation to Collins & Aikman Corporation and C&A Co. will change its name to Collins & Aikman Products Co.
The Company believes that the Recapitalization, which will reduce its interest expense, is in its best interest.

GENERAL
     After the 1988 Acquisition, the Company implemented a restructuring plan designed to focus on certain businesses in which it enjoyed a competitive advantage and to eliminate unnecessary corporate overhead. The
                                       7

Company divested 27 business units which in 1988 contributed 73% of net sales. The aggregate proceeds from these divestitures were approximately $1.6 billion, and enabled the Company to reduce total indebtedness from approximately $1.9 billion at October 29, 1988 to $763.1 million at the end of 1993. In addition, the Company reduced and consolidated corporate staffs. Throughout this period, the Company made substantial investments to enhance the competitive position of its three continuing business segments and to strengthen its position as a low-cost producer.

     The Company's continuing business segments consist of Automotive Products, Interior Furnishings and Wallcoverings. The Company's 1993 net sales were $1,305.5 million, with approximately $677.9 million (51.9%) in Automotive Products, $407.2 million (31.2%) in Interior Furnishings, and $220.4 million (16.9%) in Wallcoverings.
     The industries in which the Company competes are cyclical. Automotive Products is influenced by the level of North American vehicle production. Interior Furnishings is primarily influenced by the level of residential, institutional and commercial construction and renovation. Wallcoverings is also influenced by levels of construction and renovation and by the trends in home remodeling.
     During 1993, the Company disposed of several businesses and reclassified one subsidiary as a continuing business. Accordingly, the Company's 1993 financial statements reflect (i) the sale of the Company's Engineering Group,
(ii) the disposition of substantially all of the assets, and the settlement of substantially all the current liabilities, of the Company's Builders Emporium division ("Builders Emporium"), (iii) the sale of Kayser-Roth, and (iv) the decision to retain Dura. The results of the Engineering Group, Builders Emporium and Kayser-Roth are classified as discontinued operations for all periods. The results of Dura are now classified in Automotive Products and prior reporting periods have been restated to reflect Dura as a continuing operation. As a result of the foregoing, this discussion is not comparable to the previous discussions of the Company's operations. See Note 4 to Consolidated Financial Statements.
     The Company reclassified its industry segments during 1993 to realign its products based on primary customer groups. Businesses related to the automotive industry which were part of the Company's former Specialty Textiles segment have been reclassified as Automotive Products. The decorative fabrics and floorcoverings businesses have been reclassified as Interior Furnishings. Previously, the floorcovering business was part of the Specialty Textiles segment. Wallcoverings' products, which were previously part of the Home Furnishing segment, have been reclassified as Wallcoverings. Industry segment information has been restated for the years 1992 and 1991. See Note 16 to the Consolidated Financial Statements.
     The Company does not believe that inflation has had a material impact on sales or income during the three years ended January 29, 1994.
1993 COMPARED TO 1992
NET SALES
     Net sales increased 2.2% to $1,305.5 million in 1993 (a 52-week year) from $1,277.5 million in 1992 (a 53-week year). The overall increase in net sales reflected improvement in Automotive Products and Interior Furnishings offset by a decrease in net sales at Wallcoverings.

     Automotive Products' net sales increased 5.3% in 1993 to $677.9 million. Net sales growth increased, primarily during the second half of 1993, due to a number of factors. First, the net sales growth appears to reflect cyclical trends. Since late 1993, U.S. light vehicle sales have accelerated, reflecting what management believes to be a cyclical upturn. Second, in recent years, foreign manufacturers have shifted production from off-shore auto plants to newly built or expanded Transplant facilities located in North America. As a consequence, North American production has risen faster than retail sales. The Company has benefitted from this trend. Third, the Company won placement of its products on a number of new and redesigned vehicle lines in 1993. For example, the Company was awarded the automotive fabric order for the Ford Explorer and displaced one of its bodycloth competitors on the General Motors "W" and "N" body lines. Fourth, the average sales content per vehicle of the five principal automotive products produced by the Company increased in 1993 as it has in each of the last five years. In 1993, the Company continued to benefit from this trend. For example, in 1993 General Motors' Cadillac division began using the Company's technically advanced "foam-in-place" carpet system, which provides significant acoustical benefits and sells at a significantly higher price than traditional molded floor carpet. These factors were offset by decreased demand for products for certain key models in the second quarter due to customers' production downtime during model changeovers.


     Interior Furnishings' net sales increased 3.9% in 1993 to $407.2 million. The increase in net sales was attributable to an increase in U.S. upholstered furniture shipments in 1993 and increased sales of the Company's patented Powerbond RS(Register mark) floorcovering products. Net sales increased by 5.6% at both Mastercraft, which represents 66.0% of Interior Furnishings' sales, and Floorcoverings, due largely to volume increases. These sales increases were offset by decreases in the net sales of lower-end woven velvet product line and the Greeff product line.


     Wallcoverings' net sales decreased 8.9% in 1993 to $220.4 million. The decrease in sales was due primarily to the consolidation of certain product distribution channels and to a reduction in shelf space and market share due to Wallcoverings' downsizing program. In the fourth quarter, management responded to these reduced sales by aggressively rebuilding dealer shelf space. As a result, sample book placements in the dealer market increased.


GROSS MARGIN AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


     Automotive Products' gross margin increased to 18.1% in 1993 from 17.3% in 1992 as a result of improved product mix mainly due to new fabric placements and as a result of improved absorption of fixed manufacturing costs over a larger sales volume. Selling, general and administrative expenses as a percent of net sales decreased to 9.9% in 1993 from 10.8% in 1992. Of this 0.9% decrease, 0.5% was due to the absorption of fixed costs over a greater sales volume with the remainder relating principally to cost reductions from reduced product development activities.


     Interior Furnishings' gross margin decreased to 27.6% in 1993 from 27.9% in 1992 due to price deterioration in the lower-end woven velvet product line of the Decorative Fabrics group. Selling, general and administrative expenses as a percent of net sales decreased to 17.6% from 19.0% primarily due to cost reduction initiatives aimed at streamlining marketing efforts in the Greeff product line.


     Wallcoverings' gross margin increased to 33.9% in 1993 from 32.3% in 1992 as a result of manufacturing cost reduction initiatives aimed at improving product quality and streamlining production processes. Selling, general and administrative expenses were reduced by 1.8% of net sales due to the elimination of outside information systems processing. An 8.9% reduction in net sales resulted in an increase in selling, general, and administrative expenses as a percent of net sales to 30.8% from 30.2%.


TOTAL OPERATING EXPENSES


     Total operating expenses were $1,386.4 million and $1,229.5 million in 1993 and 1992, respectively, including $38.8 million ($26.7 million of which was a one-time charge related to the Holdings 1993 Employee Stock Option Plan (the "1993 Plan")) and $24.0 million of unallocated corporate expenses, respectively. Operating expenses allocated to the Company's three business segments totaled $1,347.6 million and $1,205.5 million in 1993 and 1992, respectively. These operating expenses in 1993 included certain non-recurring charges relating to the write-down of goodwill in the amount of $144.8 million in the quarter ended October 30, 1993 and postretirement medical plan costs, which were $4.7 million higher, on an annual basis, than expected in future periods due to changes in plan provisions which became effective April 1, 1994. Operating expenses in 1992 included $10.0 million of charges relating to Wallcoverings' downsizing program. See Notes 2 and 3 to the Consolidated Financial Statements.


INTEREST EXPENSE


     Interest expense allocated to continuing operations, net of interest income of $4.3 million in 1993 and $4.0 million in 1992, decreased to $84.2 million during 1993 compared to $87.1 million in 1992. Interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $107.9 million during 1993 compared to $114.4 million in 1992. The decrease in interest expense was due to the additional week in 1992 and a reduction in the Company's weighted average interest rate.

INCOME TAXES
     In 1993 income taxes of $11.6 million consisted primarily of foreign and state taxes. This amount compared with $2.3 million in 1992.
DISCONTINUED OPERATIONS
     The Company's loss from discontinued operations was $115.6 million for 1993 and $229.8 million for 1992, including losses on disposals of $111.1 million and $184.0 million, respectively.

     The 1993 loss is primarily attributable to the $109.3 million additional charge arising from the Company's determination as of the end of the second quarter of 1993 that it would be unable to sell Builders Emporium as an ongoing entity. The 1992 loss reflected primarily the expected loss on the anticipated disposition of Builders Emporium.

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

     Interior Furnishings net sales increased 16.3% to $391.8 million in 1992 from $336.8 million in 1991 principally due to two factors. First, 1992 net sales reflected the full year impact of the acquisition of Doblin, a manufacturer of high-end Jacquard fabric, in the third quarter of 1991, as well as substantial incremental sales volume from the full utilization of excess manufacturing capacity acquired with Doblin. Second, Floorcoverings' net sales increased 17.7%, which was primarily attributable to restyled product offerings in the six foot roll product line.


     Wallcoverings net sales increased 2.0% to $241.9 million in 1992 from $237.2 million in 1991. The net sales increase reflected a combination of two offsetting factors. During the first quarter of 1992, the Company benefited from the increase in industry demand for wallcoverings. However, this increase was offset by reduced sales due primarily to Wallcoverings' efforts during 1992 to consolidate certain product distribution channels and its downsizing program.


GROSS MARGIN AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


     Automotive Products' gross margin improved slightly due to greater fixed cost absorption because of the 5.5% increase in sales volume in 1992. Selling, general and administrative expenses as a percent of net sales increased to 10.8% in 1992 from 9.7% in 1991 due to increased product development and marketing activities.


     Interior Furnishings' gross margin improved to 27.9% from 26.0% due to improved Decorative Fabrics product mix related to the Doblin acquisition and due to improved Floorcoverings product mix related to restyled product offerings in the six foot roll product line. Selling, general and administrative expenses as a percent of net sales increased to 19.0% from 18.6% due to product development activities in Decorative Fabrics.

     Wallcoverings' gross margin increased to 32.3% in 1992 from 27.4% in 1991 due to manufacturing material cost reduction. Selling, general and administrative expenses as a percent of net sales decreased to 30.2% in 1992 from 32.6% in 1991, due to reduced sample book program costs.





TOTAL OPERATING EXPENSES


     Total operating expenses were $1,229.5 million and $1,140.4 million in 1992 and 1991, respectively, including $24.0 million and $25.8 million of unallocated corporate expense. Operating expenses allocated to the Company's three business segments totaled $1,205.5 million and $1,114.5 million in 1992 and 1991, respectively. Operating expenses in 1992 included $10.0 million of restructuring costs.

RESTRUCTURING CHARGES
     In 1992, the Company reevaluated the distribution methods as well as certain manufacturing and product lines in Wallcoverings. This reevaluation resulted in a restructuring charge of $10.0 million for the closure of certain manufacturing facilities. Of this amount, $2.7 million related to asset write-downs and $7.3 million related to the consolidation of Wallcoverings' operations.
INTEREST EXPENSE
     Interest expense for continuing operations, net of interest income of $4.0 million in 1992 and $6.9 million in 1991, decreased to $87.1 million during 1992 compared to $ 87.7 million in 1991. Interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $114.4 million during 1992 compared to $119.6 million in 1991 principally as a result of the reduction in the Company's weighted average cost of borrowings. INCOME TAXES
     The Company's 1992 income taxes of $2.3 million consisted primarily of foreign and state taxes. In 1991, income taxes of $15.8 million consisted of foreign and state taxes of $11.6 million and Federal income taxes of $4.2 million.
DISCONTINUED OPERATIONS
     As previously discussed, loss from discontinued operations, net of taxes and including loss on disposals, was $229.8 million in 1992 compared to the loss from discontinued operations of $34.3 million in 1991. The 1992 loss primarily reflected the expected loss on the anticipated sale of Builders Emporium. The 1991 loss was attributable to the discontinuation of the remaining businesses of Wickes Manufacturing.
EXTRAORDINARY ITEM AND CHANGE IN ACCOUNTING
     Gain on early retirement of indebtedness, net of taxes, was $10.9 million in 1991. See Note 9 to the Consolidated Financial Statements.
     The cumulative effect on prior years of the change in accounting for postretirement benefits other than pensions was $87.6 million in 1991. See Note 11 to the Consolidated Financial Statements.
NET INCOME
     The combined effect of the foregoing resulted in a net loss of $271.3 million in 1992 compared to a net loss of $170.5 million in 1991.
LIQUIDITY AND CAPITAL RESOURCES
     At January 29, 1994, the Company had cash and cash equivalents totaling $78.4 million compared to $80.1 million at January 30, 1993. Included in cash and cash equivalents at January 29, 1994 was $8.6 million held by
                                       11

C&A Co. On April 27, 1994, Group received cash proceeds of $71.2 million, including accrued interest, from the payment of the Kayser-Roth note referred to below.


     The Company's principal uses of funds for the next several years will be to fund principal and interest payments on its indebtedness, net working capital increases and capital expenditures. The Company makes capital expenditures on a recurring basis for replacement and improvements. As of January 29, 1994, the Company had approximately $43.0 million in outstanding capital commitments. During 1994, the Company anticipates capital expenditures will aggregate approximately $80 million as compared to $44.9 million, $38.2 million and $38.9 million during 1993, 1992 and 1991, respectively. This increase is due primarily to the planned acquisition of additional machinery and equipment at Decorative Fabrics' Mastercraft division as part of an $85 million five-year capital investment plan that was initiated this year for the purpose of expanding production capacity at Mastercraft to accomodate anticipated growth. Secondarily, this increase is due to the planned completion of an Automotive Products facility in Mexico for approximately $6.0 million. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. The Company currently estimates that capital expenditures in 1995 will exceed $60 million.


     The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management anticipates that the net cash requirements of its discontinued operations will be approximately $20.9 million during 1994. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's needs relating to discontinued operations can be adequately funded in 1994 by net cash provided by operating activities from continuing operations and by borrowings under bank credit facilities.


     From time to time, the Company evaluates acquisitions. In 1991 the Company acquired the Doblin Fabrics Division of Springs Industries. The Company expects to fund any future acquisitions with net cash provided by operating activities, borrowings under bank credit facilities or the issuance of securities.


     Net cash provided by the operating activities of the Company's continuing operations in 1993 was $28.0 million. If the Recapitalization is effected, the Company expects to have approximately $548 million of outstanding indebtedness and unused borrowing availability of approximately $95 million under the New Credit Facilities after giving effect to the Recapitalization. Management believes that, if the Recapitalization is effected, cash flow from operations and funds available under the New Credit Facilities will be sufficient to fund the Company's long-and short-term liquidity requirements, including working capital, capital expenditures and debt service requirements. However, even if the Recapitalization is effected, the Company and its subsidiaries will continue to have substantial indebtedness outstanding which could (i) adversely affect the Company's ability to obtain additional financing, (ii) decrease the amount of cash flow available for working capital, capital expenditures, acquisitions, general corporate or other purposes, (iii) place the Company at a competitive disadvantage and (iv) render the Company more vulnerable to increases in interest rates or economic downturns.

     As part of the Recapitalization as proposed, all the outstanding public debt and preferred stock of the Company and its subsidiaries would be defeased and redeemed. In addition, the C&A Co. Credit Agreement described below would be terminated and all borrowings thereunder would be prepaid.
     If the Recapitalization is not successful, management believes that the Company has sufficient liquidity to meet its cash requirements through 1994 and into 1995. To meet long-term cash requirements, the Company will require alternative financing or proceeds from asset sales. There can be no assurance as to the timing of any such financing or asset sales or the proceeds the Company could realize therefrom. Restrictions in existing debt agreements of the Company could limit the ability of the Company to effect future financings and asset sales.
                                       12

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

     As of January 29, 1994, the Company had total outstanding long-term indebtedness of $759.3 million (including the current portion of $25.9 million) at varying interest rates between 5% and 15% per annum. Annual cash interest expense on that indebtedness in 1994 will be approximately $87.2 million. At the end of 1992 and 1991, the Company had total outstanding indebtedness of $855.1 million and $832.0 million, respectively. Cash interest paid during 1993, 1992 and 1991 was approximately $101.5 million, $102.5 million and $112.6 million, respectively.


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

     The Company's C&A Co. subsidiary consummated a $225 million credit agreement with a syndicate of banks on May 22, 1991 that expires on May 15, 1998 (the "C&A Co. Credit Agreement"). In 1993, C&A Co. made net principal repayments under the C&A Co. Credit Agreement of $54 million and paid Group dividends aggregating $30 million. Availability under the C&A Co. Credit Agreement is determined monthly based upon C&A Co.'s receivables balance. The C&A Co. Credit Agreement permits C&A Co. to pay additional dividends to Group only if C&A Co. satisfies a minimum liquidity requirement of $25 million and then limits the amount of
                                       13
total dividends to $175 million plus 90% (or 100% if certain specified ratios are met) of C&A Co.'s net income (excluding the impact of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions") subsequent to April 27, 1991. As of January 29, 1994, an additional $54.8 million was available to C&A Co. under the C&A Co. Credit Agreement. Although, as of that date, approximately $56 million of additional dividends could be paid to Group under the dividend restriction in the C&A Co. Credit Agreement, other financial covenants in the C&A Co. Credit Agreement would limit the amount of dividends to approximately $47 million. C&A Co. and its subsidiaries are separate corporate entities and the assets of C&A Co. and its subsidiaries are available first and foremost to satisfy the claims of the creditors of C&A Co. and such subsidiaries. At January 29, 1994, receivables and fixed assets pledged as collateral under the C&A Co. Credit Agreement aggregated approximately $168 million and $104 million, respectively.
     The Company's Canadian subsidiaries have a bank demand line of credit that made available to them approximately $8.5 million at January 29, 1994, of which approximately $5.8 million was outstanding as of that date.
     The Company's Board of Directors has authorized expenditures for the voluntary repurchase from time to time of Group's outstanding publicly traded debt securities. During 1991, the Company repurchased publicly traded debt securities with a face value of approximately $160 million. The principal source of funds for the repurchase of publicly traded debt in 1991 was net proceeds from borrowings under the C&A Co. Credit Agreement. There were no repurchases of publicly traded debt during 1992 or 1993. Repurchases of publicly traded debt may be made from time to time through open market or privately negotiated transactions. The Company expects to fund any such additional repurchases out of the proceeds of the Kayser-Roth note referred to above, cash from operating activities or borrowings under existing or new lines of credit. Such repurchases may occur prior to the consummation of the proposed Recapitalization (which, if effected as proposed, would result in the defeasance and redemption of such debt) or at any other time, depending on market conditions, available cash and other factors that the Board of Directors of Group in its sole discretion deems relevant to the advisability of repurchasing publicly traded debt.
     For information regarding commitments and contingencies, see Note 17 to Consolidated Financial Statements.
ENVIRONMENTAL MATTERS

     The Company is subject to increasingly stringent Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and otherwise related to on-site and off-site soil and groundwater contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or results of operations.


     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a PRP in number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. It is a normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the scheme of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. Excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 15 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and nine additional sites where the Company is alleged to be responsible for costs of investigation or remediation. The Company's current estimate of its liability for these 24 sites is approximately $29.5 million. As of January 29, 1994, the Company has established reserves of approximately $30.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors. See "ITEM 3. LEGAL PROCEEDINGS -- Environmental Proceedings."

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                           PAGE
                                                                                                          NUMBER
(A)(1)   INDEX TO FINANCIAL STATEMENTS.
         COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
             Report of Independent Public Accountants..................................................     F-1
             Consolidated Statements of Operations for the fiscal years ended January 29, 1994, January
              30, 1993 and January 25, 1992............................................................     F-2
             Consolidated Balance Sheets at January 29, 1994 and January 30, 1993......................     F-3
             Consolidated Statements of Other Paid in Capital for the fiscal years ended January 29,
              1994, January 30, 1993 and January 25, 1992..............................................     F-4
             Consolidated Statements of Accumulated Deficit for the fiscal years ended January 29,
              1994, January 30, 1993 and January 25, 1992..............................................     F-4
             Consolidated Statements of Cash Flows for the fiscal years ended January 29, 1994, January
              30, 1993 and January 25, 1992............................................................     F-5
             Notes to Consolidated Financial Statements................................................     F-6
(A)(2)   INDEX OF FINANCIAL SCHEDULES.
             Report of Independent Public Accountants on Schedules(dag)................................     S-1
             Schedule III-Condensed Financial Information of the Registrant(dag).......................     S-2
             Schedule VIII-Valuation and Qualifying Accounts(dag)......................................     S-5
             Schedule IX-Short-Term Borrowings(dag)....................................................     S-6
             Schedule X-Supplementary Statements of Operations Information(dag)........................     S-7


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

         EXHIBIT
         NUMBER                                                     DESCRIPTION
           3.1          --  Restated Certificate of Incorporation of Collins & Aikman Group, Inc.(dag)
           3.2          --  By-Laws of Collins & Aikman Group, Inc.(dag)
           3.3          --  Certificate of Merger merging WCI Acquisition Corporation, a Delaware corporation, with and into Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.), a Delaware corporation, is hereby incorporated by reference to Exhibit 3.3 of Wickes Companies, Inc.'s
                            Report on Form 10-K for the fiscal year ended January 28, 1989 (SEC File No. 1-6761).(dag)





(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
           3.4          --  Certificate of Correction Filed to Correct Certain Errors in the Certificate of Merger
                            merging WCI Acquisition Corporation with and into Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 3.4 of Wickes
                            Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 27, 1990.(dag)
           4.1          --  Specimen certificate representing the 15 1/2% Junior Cumulative Exchangeable Redeemable
                            Preferred Stock of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.1 of Wickes Companies, Inc.'s Report on Form
                            10-K for the fiscal year ended January 28, 1989 (SEC File No. 1-6761).(dag)
           4.2          --  Specimen certificate of Common Stock, par value $0.10 per share, of Collins & Aikman Group,
                            Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit
                            4(a) of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 30,
                            1988 (SEC File No. 1-6761).(dag)
           4.3          --  Indenture dated as of January 26, 1985, pursuant to which 7 1/2%/10% Debentures due 2005 of
                            Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit T3-C of Wickes Companies, Inc.'s Application for
                            Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3, as amended, dated January 2, 1985 (SEC File No. 22-13520).(dag)
           4.4          --  Indenture dated as of May 1, 1985, pursuant to which 11 3/8% Usable Subordinated Debentures due 1997 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(f) of Wickes Companies, Inc.'s
                            Current Report on Form 8-K dated May 21, 1985 (SEC File No. 1-6761).(dag)
           4.5          --  Indenture dated as of May 1, 1985, pursuant to which 15% Subordinated Notes due 1995 of
                            Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(g) of Wickes Companies, Inc.'s Current Report on
                            Form 8-K dated May 21, 1985 (SEC File No. 1-6761).(dag)
           4.6          --  Indenture dated as of June 1, 1986, pursuant to which 11 7/8% Senior Subordinated
                            Debentures due 2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.)
                            were issued is hereby incorporated by reference to Exhibit 4 to Amendment No. 3 to Wickes
                            Companies, Inc.'s Registration Statement on Form S-3 (Registration No. 33-4401) filed June
                            5, 1986.(dag)
           4.7          --  First Supplemental Indenture dated as of January 29, 1993, by and between Collins & Aikman
                            Group, Inc. and Bank One, Columbus, NA regarding 11 7/8% Senior Subordinated Debentures due
                            2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.11 of Collins & Aikman Group Inc.'s Report on Form
                            10-K for the fiscal year ended January 30, 1993.(dag)
           4.8          --  Second Supplemental Indenture dated as of January 29, 1993, by and between Collins & Aikman
                            Group, Inc. and Bank One, Columbus, NA regarding 11 7/8% Senior Subordinated Debentures due
                            2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.12 of Collins & Aikman Group Inc.'s Report on Form
                            10-K for the fiscal year ended January 30, 1993.(dag)





(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
           4.9          --  Second Amendment and Restatement of Credit Agreement dated as of April 8, 1994, among
                            Collins & Aikman Group, Inc. and Continental Bank, N.A., Individually and as Issuing
                            Bank.(dag)
           4.10         --  Credit Agreement dated as of May 15, 1991, among Collins & Aikman Corporation, certain subsidiaries of Collins & Aikman Corporation, the financial institutions party thereto and
                            Continental Bank N.A., as Agent,is hereby incorporated by reference to Exhibit 4.18 of
                            Wickes Companies, Inc.'s Report on Form 10-Q for the quarter ended April 27, 1991.(dag)
           4.11         --  First Amendment to Credit Agreement dated as of March 11, 1992, among Collins & Aikman
                            Corporation, certain subsidiaries of Collins & Aikman Corporation, the financial institutions party thereto and Continental Bank N.A., as Agent, is hereby incorporated by reference to Exhibit 4.21 of Wickes Companies Inc. Report on Form 10-K for the fiscal year ended January 25, 1992.(dag)
                            Collins & Aikman Group, Inc. agrees to furnish to the Commission upon request in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Collins & Aikman Group, Inc. or any of its subsidiaries, which debt does not exceed 10% of the total assets of Collins & Aikman Group, Inc. and its subsidiaries on a consolidated basis.
          10.1          --  Stockholders Agreement dated as of December 6, 1988, among Blackstone Capital Partners
                            L.P., Wasserstein Perella Partners, L.P., WCI Holdings II Corporation, WCI Holdings
                            Corporation and WCI Acquisition Corporation is hereby incorporated by reference to Exhibit
                            10.1 of the Registration Statement on Form S-4 of WCI Holdings Corporation and Wickes
                            Companies, Inc. (Registration No. 33-27143) filed February 22, 1989.(dag)
          10.2          --  Amendment No.1 to Stockholders Agreement dated as of May 1, 1992 to Stockholders Agreement dated as of December 6, 1988, among Blackstone Capital Partners L.P., Wasserstein Perella
                            Partners, L.P., Collins & Aikman Holdings II Corporation, Collins & Aikman Holdings
                            Corporation, and Collins & Aikman Group, Inc. is hereby incorporated by reference to
                            Exhibit 10.5 of Collins & Aikman Group, Inc.'s Report on Form 10-Q for the quarter ended
                            October 24, 1992.(dag)
          10.3          --  Employment Agreements dated as of June 16, 1989 between Wickes Companies, Inc. and certain executive officers is hereby incorporated by reference to Exhibit 10.1 of Wickes Companies,
                            Inc.'s Report on Form 10-K for the fiscal year ended January 27, 1990.*(dag)
          10.4          --  First Amendment to Employment Agreements dated as of March 20, 1990 between Wickes
                            Companies, Inc. and certain executive officers is hereby incorporated by reference to
                            Exhibit 10.2 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended
                            January 27, 1990.*(dag)
          10.5          --  Employment Agreement dated as of July 18, 1990 between Wickes Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies,
                            Inc.'s Report on Form 10-K for the fiscal year ended January 26, 1991.*(dag)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
          10.6          --  Agreement dated as of February 25, 1993 and First Amendment dated as of March 29, 1993 between Collins & Aikman Group, Inc. and a former executive officer is hereby incorporated by reference to Exhibit 10.8 of Collins & Aikman Group Inc.'s Report on Form 10-K for the
                            fiscal year ended January 30, 1993.*(dag)
          10.7          --  Employment Agreement dated as of May 1, 1991 between Kayser-Roth Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman
                            Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.*(dag)
          10.8          --  First Amendment to Employment Agreement dated as of May 1, 1991 between Kayser-Roth
                            Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of
                            Collins & Aikman Group, Inc.'s Report on Form 10-Q for the quarter ended July 31,
                            1993.*(dag)
          10.9          --  Letter Agreement dated as of May 16, 1991 and Employment Agreement dated as of July 22,
                            1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Group Inc.'s Report on Form 10-K for the
                            fiscal year ended January 30, 1993.*(dag)
          10.10         --  First Amendment to Employment Agreement dated as of February 24, 1994 between Collins &
                            Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit
                            10.7 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation
                            (File No. 33-53179) filed April 19, 1994.*(dag)
          10.11         --  Letter Agreements dated as of May 16, 1991 between Collins & Aikman Corporation and certain executive officers is hereby incorporated by reference to Exhibit 10.14 of the Registration
                            Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed
                            April 19, 1994.*(dag)
          10.12         --  Employment Agreement dated as of February 1, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.15 of the
                            Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No.
                            33-53179) filed April 19, 1994.*(dag)
          10.13         --  Agreement dated as of March 23, 1992 between Collins & Aikman Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Group
                            Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.*(dag)
          10.14         --  First Amendment to Agreement dated as of April 4, 1994 between Collins & Aikman Group, Inc.
                            and an executive officer.*(dag)
          10.15         --  Employment Agreement dated as of April 27, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.16 of the Registration
                            Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed
                            April 19, 1994.*(dag)
          10.16         --  Letter Agreement dated as of August 12, 1992 between Collins & Aikman Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman
                            Group Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1993.*(dag)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
          10.17         --  Employment Agreement dated as of March 1, 1993 between Imperial Wallcoverings, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.17 of the Registration
                            Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed
                            April 19, 1994.*(dag)
          10.18         --  Employment Agreement dated as of October 1, 1993 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of the
                            Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No.
                            33-53179) filed April 19, 1994.*(dag)
          10.19         --  The Wickes Equity Share Plan, is hereby incorporated by reference to Exhibit 10.8 of
                            Collins & Aikman Group Inc.'s Report on Form 10-K for the fiscal year ended January 30,
                            1993.*(dag)





          10.20         --  Warrant Agreement dated as of January 8, 1994 by and between Collins & Aikman Group, Inc.
                            and Legwear Acquisition Corporation is hereby incorporated by reference to Exhibit 10.20 of
                            Collins & Aikman Holdings Corporation's Form 10-K for the fiscal year ended January 29,
                            1994.(dag)
          10.21         --  1993 Employee Stock option Plan is hereby incorporated by reference to Exhibit 10.12 of the
                            Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No.
                            33-53179) filed April 19, 1994.(dag)
          10.22         --  1994 Employee Stock option Plan is hereby incorporated by reference to Exhibit 10.13 of the
                            Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No.
                            33-53179) filed April 19, 1994.(dag)
          10.23         --  Acquisition Agreement dated as of November 22, 1993 as amended and restated as of January
                            28, 1994, among Collins & Aikman Group, Inc., Kayser-Roth Corporation and Legwear
                            Acquisition Corporation is hereby incorporated by reference to Exhibit 2.1 of Collins &
                            Aikman Group, Inc.'s Current Report on Form 8-K dated February 10, 1994.(dag)
          10.24         --  Collins & Aikman Corporation 1994 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Holdings Corporation's
                            Amendment No. 3 to Registration Statement on Form S-2 filed June 21, 1994 (File No.
                            33-53179).*
          21            --  List of subsidiaries of Collins & Aikman Group, Inc.(dag)





(B) REPORTS ON FORM 8-K.

No current reports on Form 8-K were filed during the year for which this report on Form 10-K is filed.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.


(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of June, 1994.

COLLINS & AIKMAN GROUP, INC.

By:        /s/        DAVID J. MCKITTRICK
                        David J. McKittrick
                      PRINCIPAL FINANCIAL AND
                        ACCOUNTING OFFICER

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

               The Notes to Consolidated Financial Statements are
          an integral part of these consolidated financial statements.
                                      F-4

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR ENDED
                                                                              JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                                 1994           1993           1992
OPERATING ACTIVITIES
Loss from continuing operations............................................    $(176,692)     $ (41,404)     $ (59,570)
Adjustments to derive cash flow from continuing operating activities:
  Depreciation and amortization............................................       75,225         79,562         78,456
  Management equity plan expense...........................................       26,736             --             --
  Goodwill write-down......................................................      144,800             --             --
  Restructuring costs......................................................           --         10,000             --
  Increase in accounts and notes receivable................................      (33,232)          (149)        (7,166)
  Decrease (increase) in inventories.......................................       (7,303)         4,308         12,269
  Increase (decrease) in accounts payable..................................       14,145            130         (2,874)
  Other, net...............................................................      (15,698)       (24,703)       (30,643)
       Net cash provided by (used in) continuing operating activities......       27,981         27,744         (9,528)
Loss from discontinued operations..........................................     (115,599)      (229,849)       (34,331)
Adjustments to derive cash flow from discontinued operating activities:
  Loss on disposals........................................................      111,137        184,000         38,000
  Depreciation and amortization............................................       18,075         24,082         24,475
  Net change in receivables, inventory and accounts payable................       70,162         24,163          5,634
  Other, net...............................................................     (151,192)       (15,854)       (20,243)
       Net cash provided by (used in) discontinued operating
          activities.......................................................      (67,417)       (13,458)        13,535
INVESTING ACTIVITIES
Additions to property, plant and equipment.................................      (56,278)       (54,181)       (61,899)
Sales of property, plant and equipment.....................................       22,710         10,347          7,522
Proceeds from businesses sold..............................................      148,743             --          5,598
Other, net.................................................................       43,983          9,223         28,743
     Net cash provided by (used in) investing activities...................      159,158        (34,611)       (20,036)
FINANCING ACTIVITIES
Issuance of long-term debt.................................................       76,135         60,128        157,587
Reduction of long-term debt and capital lease obligations..................     (179,940)       (54,376)      (182,760)
Net proceeds (reduction) of short-term borrowings..........................       (5,899)         3,554         (1,057)
Dividends paid.............................................................       (4,515)        (4,514)        (4,515)
Other, net.................................................................       (7,281)        (2,863)          (459)
     Net cash provided by (used in) financing activities...................     (121,500)         1,929        (31,204)
Decrease in cash and cash equivalents......................................       (1,778)       (18,396)       (47,233)
Cash and cash equivalents at beginning of year.............................       80,141         98,537        145,770
Cash and cash equivalents at end of year...................................    $  78,363      $  80,141      $  98,537


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

     INSURANCE DEPOSITS -- Other current assets at January 29, 1994 include $22.8 million which is on deposit with an insurer to cover the self-insured portion of the Company's workers compensation, automotive and general liabilities. The Company's reserves for these claims are determined based upon actuarial analyses and aggregated $36.5 million at January 29, 1994, $10.6 million of which is classified in current liabilities.

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently ranging from 3 to 40 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements.

     Management's policy is to continually review whether there have been any significant and permanent downturns in the industries in which the Company operates, loss of a majority of customers, introduction of substitute products and the current and expected future results of operations in assessing the recoverability of property, plant and equipment and other long-lived assets. When the foregoing considerations suggest that a long-term deterioration in the Company's operations has occurred, management evaluates its long-lived assets for impairment using its forecasted business unit results to determine whether the cost of such assets can be recovered through future operations. Further, net asset costs are also reduced, if required, to net realizable value at the time a disposition is planned.


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

     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS -- The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" and certain other accounting pronouncements which are not yet effective. The adoption of these pronouncements will not have a material effect on the Company's consolidated financial condition or results of operations.

2. GOODWILL:
     The substantial losses of Builders Emporium and the inability to sell the Builders Emporium chain as an ongoing entity left the Company with materially higher leverage and interest costs than previously anticipated. The inability of the Company to sell its Dura Convertible division ("Dura") at an acceptable price along with the sale of Kayser-Roth Corporation ("Kayser-Roth") at a price and on terms that were worse than management's prior expectations of value were additional adverse factors. Prior to the end of the third quarter, management
                                      F-7

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) explored debt recapitalization alternatives and the possibility of raising new equity capital. The indications from the financial community at that time were that a debt recapitalization was not likely to significantly reduce the Company's interest burden and that raising new equity capital to deleverage the Company was not feasible at that time. Although management of the Company, based on the facts known to it at October 30, 1993, was expecting both cyclical and long-term improvement in the results of operations, an analysis suggested that, given the Company's capital structure, a deterioration of the financial condition of the Company had occurred. As a result, the Company forecasted its operating results forward 33 years, which approximated the remaining amortization period of the Company's goodwill at October 30, 1993, to determine whether cumulative net income would be sufficient to recover the goodwill.
     At October 30, 1993, management believed that the projected future results were the most likely scenario given the Company's current capital structure. In spite of the fact that the operating results reflected in the forecasts showed improvement over the historical results achieved during the past few years, management concluded, based on the forecast, that the net income allocable to the Company's Wallcoverings segment over the forecast period (including a proportionate share of the Company's projected consolidated interest expense) would not be sufficient to recover its entire goodwill balance. Accordingly, the Company recorded a write-down of $144.8 million during the third quarter ended October 30, 1993 to reflect the portion of Wallcoverings' goodwill balance which was not forecasted to be recovered over the projection period. For the other business units of the Company, net income over the forecast period was sufficient to recover their respective goodwill balances.
     Management's continuing evaluations have indicated no further impairment in the ability of Wallcoverings to recover its remaining goodwill and no permanent impairment with respect to the other operations of the Company.
3. RESTRUCTURING COSTS:

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

     Kayser-Roth was reclassified as a discontinued operation at the end of the third fiscal quarter ended October 30, 1993 and was sold on January 28, 1994 for a total price of approximately $170 million (subject to post-closing purchase price adjustment). A portion of the proceeds was used to repay $66 million of borrowings under

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

a Kayser-Roth credit facility. In connection with the sale, Group received a 90 day $70 million senior unsecured bridge note from the purchaser was paid with accrued interest on April 27, 1994.

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

     The Company incurred fees to Blackstone Partners and WP Partners for services related to divestitures aggregating $4.3 million and $500,000 during fiscal 1993 and 1992, respectively. Amounts in fiscal 1993 related principally to divestiture fees on the sales of Kayser-Roth and the Engineering Group, and advisory services in connection with the sale of Builders Emporium inventory, real estate and other assets.


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

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
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

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
10. LONG-TERM LEASES AND LEASE COMMITMENTS:
     The Company is lessee under various long-term operating leases for land and buildings for periods up to forty years. The majority of these leases contain renewal provisions. In addition, the Company leases transportation, operating and administrative equipment for periods ranging from one to ten years.
     At January 29, 1994, future minimum lease payments under operating leases are as follows (in thousands):

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

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
13. MANAGEMENT EQUITY PLANS:

     Effective on January 28, 1994, Holdings adopted the 1993 Employee Stock Option Plan ("1993 Plan") for certain key employees of Group. The 1993 Plan was created for the special purpose of rewarding key employees for the appreciation earned through prior service under the Company's previous equity share plan that was terminated on October 29, 1993. Effective on January 28, 1994, Holdings granted options to acquire approximately 3.1 million shares of the Common Stock at an average exercise price of $4.57 per share. The majority of these options vest 40% in June 1995 with the remaining shares vesting in June 1996. In connection with the adoption of this plan, the Company recorded a charge of $26.7 million for management equity plan expense.


     In addition, effective in April 1994, Holdings adopted the 1994 Employee Stock Option Plan ("1994 Plan") as a successor to the 1993 Plan to facilitate awards to certain key employees and to consultants. The 1994 Plan authorizes the issuance of up to 2,980,534 shares of Common Stock and provides that no options may be granted after 10 years from the effective date of this plan. Options for approximately 170,000 shares of Common Stock at an average exercise price of $5.52 per share were granted to key employees of Group in April 1994. Management equity plan expense of $1.6 million will be recognized as the options ratably vest over the next three years.

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

     The Internal Revenue Service has examined the returns of C&A Co. and its subsidiaries for the last three fiscal years prior to its acquisition by the Company in December 1986. Certain adjustments were agreed to and the effect of those adjustments, principally reductions to the net operating loss carryforwards and investment tax credit carryforwards, are reflected in the amounts discussed above. In the course of an examination of the Company's Federal income tax returns for fiscal 1988 and 1989, the IRS has challenged the availability of $176.6 million of the Company's approximately $385.0 million of current NOLs. The examination is at a preliminary stage and management believes that the basis for the IRS' position is unclear. Management disputes the IRS' challenge and believes that substantially all of the NOLs should be available (subject to certain limitations) to offset its income, if any, in the future. If the IRS were to maintain its position and all or a major portion of such position were to be upheld in litigation, the amount of the NOLs available to the Company in future years would be materially reduced.

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

    RECEIVABLE FROM SALE OF BUSINESS AND LONG-TERM INVESTMENTS -- Fair value approximates carrying value.

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

                                                          OPERATING
                                                           INCOME         DEPRECIATION
                                                NET        (LOSS)             AND                           CAPITAL
FISCAL YEAR ENDED JANUARY 29, 1994             SALES         (B)        AMORTIZATION (E)    ASSETS (B)    EXPENDITURES
Automotive Products......................   $   677,867   $  55,279         $ 36,712        $  783,718      $ 29,208
Interior Furnishings.....................       407,201      40,683           15,617           350,342        11,768
Wallcoverings............................       220,449    (138,010)          11,453           209,424         3,751
                                              1,305,517     (42,048)(c)       63,782         1,343,484        44,727
Corporate items..........................            --     (38,789)(d)          384           196,726           196
                                              1,305,517     (80,837)          64,166         1,540,210        44,923
Discontinued operations..................            --          --           18,075                --        11,355
                                            $ 1,305,517   $ (80,837)        $ 82,241        $1,540,210      $ 56,278

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          OPERATING
                                                           INCOME         DEPRECIATION
                                                NET        (LOSS)             AND                           CAPITAL
FISCAL YEAR ENDED JANUARY 30, 1993 (A)         SALES         (B)        AMORTIZATION (E)    ASSETS (B)    EXPENDITURES
Automotive Products......................   $   643,827   $  42,330         $ 39,771        $  749,688      $ 20,563
Interior Furnishings.....................       391,778      34,647           15,876           335,708        14,295
Wallcoverings............................       241,895      (4,960)          12,646           374,706         3,045
                                              1,277,500      72,017(c)        68,293         1,460,102        37,903
Corporate items..........................            --     (24,047)(d)          228           147,948           306
                                              1,277,500      47,970           68,521         1,608,050        38,209
Discontinued operations..................            --          --           24,082           205,131        15,972
                                            $ 1,277,500   $  47,970         $ 92,603        $1,813,181      $ 54,181



                                                          OPERATING
                                                           INCOME         DEPRECIATION
                                                NET        (LOSS)             AND                           CAPITAL
FISCAL YEAR ENDED JANUARY 25, 1992             SALES         (B)        AMORTIZATION (E)    ASSETS (B)    EXPENDITURES
Automotive Products......................   $   610,325   $  45,242         $ 37,195        $  762,009      $ 24,220
Interior Furnishings.....................       336,773      25,403           16,791           340,269         9,519
Wallcoverings............................       237,218        (871)          12,712           406,529         5,093
                                              1,184,316      69,774           66,698         1,508,807        38,832
Corporate items..........................            --     (25,822)(d)          246           134,447            96
                                              1,184,316      43,952           66,944         1,643,254        38,928
Discontinued operations..................            --          --           24,475           357,341        22,971
                                            $ 1,184,316   $  43,952         $ 91,419        $2,000,595      $ 61,899


(a) The fiscal year ended January 30, 1993 included fifty-three weeks.
(b) Operating income is determined by deducting all operating expenses, including restructuring costs, goodwill write-down and other costs, from revenues. Operating expenses do not include interest expense. Assets of the business segments include goodwill. Operating income reflects related amortization.

(c) The segment operating loss of $42.0 million includes the write-down of goodwill of $144.8 million which is included in the $138.0 million operating loss of the Wallcoverings segment. Segment operating income in 1992 includes restructuring costs of $10.0 million which relate to the wallcoverings business.

(d) Corporate items in fiscal 1993 include $26.7 million of management equity plan expense. Corporate items in fiscal 1993, 1992 and 1991 each include operating management and advisory fees to affiliates of Holdings of $5.0 million.

(e) Depreciation and amortization excludes the amortization of deferred financing costs and debt discount which do not impact operating income.

17. COMMITMENTS AND CONTINGENCIES:
     During 1991, a Fifth Consolidated Amended Complaint was filed in IN RE IVAN
F. BOESKY SECURITIES LITIGATION, involving numerous class actions and individual claims against a variety of defendants including the Company. Among other things, this complaint asserts claims on behalf of certain of the Company's former preferred stockholders alleging a conspiracy to manipulate the price of the Company's stock in 1986 for the purpose of triggering a redemption of certain outstanding preferred stock of the Company. In 1992, Advanced Development & Engineering Centre ("ADEC"), a division of an indirect subsidiary of the Company, filed arbitration demands against the Pakistan Ordnance Factories Board ("POF") concerning ADEC's installation of a munitions facility
                                      F-20

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) for POF. POF filed arbitration counterclaims alleging that ADEC's alleged breach of contract caused POF to lose its entire investment in the munitions facility.
     The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or future results of operations.
     In 1988, the federal government filed suit in the U.S. District Court for the District of Rhode Island against Group's former Kayser-Roth Corporation subsidiary and others in connection with a Superfund site in Rhode Island. The District Court held Kayser-Roth liable under CERCLA for all past and future response costs. By Amended Administrative Order issued June 4, 1991, the EPA directed Kayser-Roth to implement the remedies set forth in its Record of Decision issued September 18, 1990. Since the beginning of fiscal 1990 to date, Kayser-Roth has paid approximately $2.9 million for past response costs, prejudgment interest and remediation. Kayser-Roth is in the process of complying with the remainder of the order. Group has agreed to indemnify Kayser-Roth with respect to this matter.

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. It is a normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the scheme of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. Where it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated within a range, the Company selects as the best estimate of the liability an estimate at the high end of the range based upon all information available to the Company, including the professional judgment of the Company's environmental experts, outside environmental specialists and other experts. Excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 15 sites where the Company is participating in the investigation or remediation of the site either directly or through financial contribution, and nine additional sites where the Company is alleged to be responsible for costs of investigation or remediation. The Company's current estimate of its liability for these 24 sites is approximately $29.5 million. As of January 29, 1994, the Company has established reserves of approximately $30.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company is subject to increasingly stringent Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages related to on-site and off-site soil and groundwater contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

     For additional information regarding the foregoing, see "ITEM 3. LEGAL PROCEEDINGS" appearing elsewhere herein.
18. QUARTERLY FINANCIAL DATA (UNAUDITED):
     Summarized quarterly financial data for fiscal 1993 and 1992 follows (in thousands):

                                                                     INCOME (LOSS) FROM
                                                                    CONTINUING OPERATIONS
                                                                     BEFORE        AFTER
                                                         GROSS       INCOME       INCOME         NET
FISCAL YEAR ENDED JANUARY 29, 1994        NET SALES      PROFIT       TAXES        TAXES        LOSS
First Quarter..........................   $  339,043    $ 78,948    $     156    $  (5,296)   $  (8,504)
Second Quarter.........................      289,694      61,230      (15,043)     (17,222)    (130,122)
Third Quarter..........................      334,629      84,445     (137,449)    (140,194)    (139,685)
Fourth Quarter.........................      342,151      85,104      (12,742)     (13,980)     (13,980)
                                          $1,305,517    $309,727    $(165,078)   $(176,692)   $(292,291)
                                                                          LOSS FROM
                                                                    CONTINUING OPERATIONS
                                                                     BEFORE        AFTER
                                                         GROSS       INCOME       INCOME         NET
FISCAL YEAR ENDED JANUARY 30, 1993        NET SALES      PROFIT       TAXES        TAXES        LOSS
First Quarter..........................   $  319,488    $ 72,564    $  (6,812)   $ (11,009)   $ (16,980)
Second Quarter.........................      319,713      74,081       (7,411)     (11,855)     (16,406)
Third Quarter..........................      314,873      70,819       (7,048)      (7,764)     (16,078)
Fourth Quarter (a).....................      323,426      81,563      (17,834)     (10,776)    (221,789)
                                          $1,277,500    $299,027    $ (39,105)   $ (41,404)   $(271,253)


(a) The fourth quarter of fiscal 1992 included fourteen weeks.
     The quarterly financial data above has been restated to reflect Kayser-Roth as a discontinued operation and Dura as a continuing operation.

     The third quarter of 1993 has been restated to exclude a restructuring charge of $24.0 million that was previously recorded in error and the fourth quarter of 1993 has been restated to exclude the previously reported reversal of this charge. The Company previously reported income (loss) from continuing operations before income taxes, income (loss) from continuing operations after income taxes and net income (loss) for the thirteen weeks ended October 30, 1993 of ($161.4) million, ($164.2) million and ($163.7) million, respectively, and $11.3 million, $10.0 million and $10.0 million for the thirteen weeks ended January 29, 1994, respectively.


     Loss from continuing operations before income taxes in the third quarter of fiscal 1993 includes the write-down of goodwill of $144.8 million. The fourth quarter of fiscal 1993 includes management equity plan expense of $26.7 million. Net loss in fiscal 1993 includes provisions for loss on disposal of discontinued operations of $1.8 million and $109.3 million in the first and second quarters, respectively. Loss from continuing operations

                 COLLINS & AIKMAN GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) before income taxes in fiscal 1992 includes restructuring costs of $10.0 million in the fourth quarter. Net loss in fiscal 1992 includes provision for loss on disposal of discontinued operations of $184.0 million in the fourth quarter.
     The Company's operations are not subject to significant seasonal influences.
19. SUBSEQUENT EVENT:

     On April 19, 1994, Holdings, as part of a proposed recapitalization (the "Recapitalization") filed a registration statement on Form S-2 for the sale of
20.0 million shares of Holdings' common stock by Holdings. The Recapitalization, if effected, would result in the defeasance and redemption, or repayment, of virtually all outstanding debt and all preferred stock of Group. The sources of capital for the Recapitalization are proceeds of the public offering, cash on hand and amounts to be available under certain proposed new credit facilities aggregating $775 million. In connection with the Recapitalization, Holdings II, currently the sole common stockholder of Holdings, will be merged into Holdings. Concurrently, Group will be merged into its wholly owned subsidiary, C&A Co. Holdings intends to change its name from Collins & Aikman Holdings
Corporation to Collins & Aikman Corporation and C&A Co.
will change its name to Collins & Aikman Products Co.